Form 10-Q
period 1997-07-05
PEN TAB INDUSTRIES INC
filed 1997-08-14
CIK 1033955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _________ to __________


                       Commission file number 333-24519


                            PEN-TAB INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                    54-1833398
(State or other jurisdiction                        (I.R.S.  Employer
Incorporation or organization)                      Identification Number)

                                167 KELLEY DRIVE
                             FRONT ROYAL, VA 22630
                           TELEPHONE: (540) 622-2000
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                           PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                       FOR THE QUARTER ENDED JULY 5, 1997
                                     INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                 Page
                                                                   ----
                  a) Condensed Balance Sheets
                     as of July 5, 1997 and December 28, 1996        1

                  b) Condensed Statements of Income
                     for the Quarter and Six Months Ended
                     July 5, 1997 and June 29, 1996                  2

                  c) Condensed Statements of Cash Flows
                     for the Six Months Ended July 5, 1997 and
                     June 29, 1996                                   3

                  d) Notes to Condensed Financial Statements         4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                6


Part II. Other Information

         Item 1.  Legal Proceedings                                  7

         Item 2.  Changes in Securities                              7

         Item 3.  Defaults upon Senior Securities                    7

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                   7

         Item 5.  Other Information                                  7

         Item 6.  Exhibits and Reports on Form 8-K                   7

SIGNATURE                                                            8

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                    December 28,    July 5,
                                                       1996           1997
                                                    ------------   -----------
                                                    (HOLDINGS-
                                                     COMBINED)
ASSETS
Current assets:
    Cash and cash equivalents                       $       111    $    ---
     Accounts receivable, net of allowances              10,697        25,877
     Inventories                                         14,738        27,082
     Prepaid expenses and other current assets              577           608
                                                    ------------   -----------
          Total current assets                           26,123        53,567

Property, plant and equipment, net                       16,767        16,360
Other assets                                                614         3,545
                                                    ------------   -----------
          Total assets                              $    43,504    $   73,472
                                                    ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and bank overdraft            $     2,774    $    5,039
     Accrued expenses and other current liabilities       1,468         6,683
     Deferred income taxes                                ---             430
     Current portion of long-term debt                   16,037         3,290
                                                    ------------   -----------
          Total current liabilities                      20,279        15,442

Long-term debt                                            8,173         7,689
Senior subordinated notes                                 ---          75,000
Deferred income taxes                                     ---           1,957
Stockholders' equity (deficit)                           15,052       (26,616)
                                                    ------------   -----------

Total liabilities and stockholders' equity
                                                    $    43,504    $   73,472
                                                    ============   ===========


  See accompanying notes to unaudited condensed interim financial statements.

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                               Quarter Ended          Six Months Ended
                                            --------------------    --------------------
                                            June 29,     July 5,    June 29,     July 5,
                                              1996        1997        1996        1997
                                            --------    --------    --------    --------
                                            (HOLDINGS-              (HOLDINGS-
                                            COMBINED)               COMBINED)
Net sales                                   $ 34,832    $ 30,713    $ 52,806    $ 47,958
Cost of goods sold                            23,383      21,675      36,747      35,271
                                            --------    --------    --------    --------
Gross profit                                  11,449       9,038      16,059      12,687

Expenses:
  Selling, general and administrative          5,145       4,812       8,214       8,165
  Interest expense - net                         684       2,238       1,200       3,808
                                            --------    --------    --------    --------
Total expenses                                 5,829       7,050       9,414      11,973
                                            --------    --------    --------    --------
Income before income taxes                     5,620       1,988       6,645         714
Income tax provision                             (65)       (756)       (107)     (2,694)
                                            --------    --------    --------    --------
Net income (loss)                              5,555       1,232       6,538      (1,980)
                                            ========    ========    ========    ========

Allocation of net income (loss):
  Pen-Tab Holdings, Inc.                       5,555           0       6,538      (2,515)
  Pen-Tab Industries, Inc.                         0       1,232           0         535
                                            --------    --------    --------    --------
                                               5,555       1,232       6,538      (1,980)
                                            ========    ========    ========    ========

Pro forma financial data:
  Historical income before income
    taxes                                      5,620       1,988       6,645         714
  Pro forma income tax provision              (2,108)       (756)     (2,492)       (271)
                                            --------    --------    --------    --------
  Pro forma net income                      $  3,512    $  1,232    $  4,153    $    443
                                            ========    ========    ========    ========

  See accompanying notes to unaudited condensed interim financial statements.

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                         Six Months Ended
                                                      -----------------------
                                                       June 29,      July 5,
                                                         1996         1997
                                                      ----------   ----------
                                                      (HOLDINGS -
                                                      COMBINED)

OPERATING ACTIVITIES
Net income (loss)                                     $   6,538     $ (1,980)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                           1,207        1,214
  Deferred income taxes                                    ---         2,387
  Provision for losses on accounts receivable                90           73
  Changes in operating assets and liabilities:
     Accounts receivable                                (20,172)     (15,253)
     Inventories                                         (8,745)     (12,344)
     Prepaid expenses and other current assets               42       (2,962)
     Accounts payable and bank overdraft                  3,234        2,265
     Accrued expenses and other current liabilities       2,030        5,215
                                                      ----------   ----------
Net cash used in operating activities                   (15,776)     (21,385)
                                                      ----------   ----------

INVESTING ACTIVITIES
Purchase of equipment                                      (525)        (808)
                                                      ----------   ----------
Net cash used in investing activities                      (525)        (808)
                                                      ----------   ----------

FINANCING ACTIVITIES
Net increase/(decrease) in long-term debt                17,264      (13,231)
Issuance of senior subordinated notes, net of expense      ---        72,000
Dividends                                                (1,799)     (39,687)
                                                      ----------   ----------
Net cash provided by financing activities                15,465       22,082
                                                      ----------   ----------

Decrease in cash and cash equivalents                      (836)        (111)
Cash and cash equivalents at beginning of period            836          111
                                                      ----------   ----------
Cash and cash equivalents at end of period            $       -    $       -
                                                      ==========   ==========


  See accompanying notes to unaudited condensed interim financial statements.

                           PEN-TAB INDUSTRIES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JULY 5, 1997
                             (DOLLARS IN THOUSANDS)



1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation formed February 4, 1997, have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 5, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    Amounts presented as of December 28, 1996 and for the quarter and six month period ended June 29, 1996 represent financial information of Pen-Tab Holdings, Inc., the predecessor of Pen-Tab Industries, Inc. Such financial information represents the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab of California, Inc., a Delaware corporation, which was controlled under common ownership in the period to July 1, 1996. Effective July 1, 1996, the two companies were merged into a new Virginia corporation with no change in ownership and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. Intercompany accounts and transactions for such periods were eliminated in combination.

    All references to fiscal quarter refer to the 13-week periods ended July 5, 1997 and June 29, 1996. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Holdings, Inc. as of December 28, 1996 and December 30, 1995 and for each of the three years in the period ended December 28, 1996, included in the Company's registration statement on Form S-4 (#333-24519) as filed with the Securities and Exchange Commission.


2.  INVENTORIES

    The Company uses the LIFO method of accounting to value inventories. The components of inventories consist of the following:

                       December 28,  July 5,
                           1996       1997
                       ------------  -------

    Raw materials        $ 7,445     $10,719
    Work-in process          192          96
    Finished goods         7,101      16,267
                         -------     -------
                         $14,738     $27,082
                         =======     =======


      For the quarter ended July 5, 1997, the LIFO adjustment was calculated based upon management's expected year-end inventory levels and cost, allocated to the quarter based on expected sales for the year.

      An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs.

  3.  INCOME TAXES


      The Company was taxed as an "S" corporation for the five-week period ended February 4, 1997 and a "C" corporation for the period thereafter. The Company recorded a one-time tax charge of 2,343 in the quarter ended April 5, 1997 to record the cumulative deferred tax liability upon termination of the Company's "S corporation election.

      The Company was taxed as an "S" corporation for the quarter and six-month period ended June 29, 1996 respectively.


      Adjusted for income taxes, the Company's net income for the six months ended July 5, 1997 and June 29,1996 would have been $443 and $4,153, respectively, had the Company been taxed as a "C" corporation for such periods and, accordingly, been subject to federal and state income taxes.

4. CHANGES IN STOCKHOLDER'S EQUITY


      The changes in stockholders's equity accounts of Pen-Tab Industries, Inc. are summarized as follows:

                                                                        Common       Contributed
                                                                         Stock         Capital         Deficit          Total
                                                                        ------       -----------       -------          -----
Balance - Opening                                                       $  ---        $    ---        $    ---        $    ---
Contribution of assets and liabilities  by Pen-Tab Holdings, Inc                         7,036                           7,036
Net income for the period February 5, 1997 to July 5, 1997                                                 535             535
Dividend to Holdings                                                                                   (34,187)        (34,187)
                                                                        ------         --------       --------        --------
Balance -- July 5, 1997                                                 $  ---         $  7,036       $(33,652)       $(26,616)
                                                                        ======         ========       ========        ========


      The net income for the six months ended July 5, 1997 includes a $2,515 loss attributable to the financial results of Pen-Tab Holdings, Inc. for the period from December 28, 1996 to February 4, 1997. Dividends for the six months ended July 5, 1997 amounted to $39,687, including $5,500 paid to The Stockholders of Pen-Tab Holdings, Inc. in the period to February 4, 1997 and $34,187 paid by Pen-Tab Industries to Pen-Tab Holdings, Inc.

5. CHANGES IN LONG-TERM DEBT AND SENIOR SUBORDINATED NOTES

      On February 4, 1997, the Company issued $75,000 10 7/8% Senior Subordinated Notes due 2007 and paid a dividend to its parent company (Pen-Tab Holdings, Inc.) in the amount of $34,187. Concurrently, the Company repaid the outstanding obligation under the Loan and Security Agreement and entered into a new Credit Agreement with the Bank of America Illinois (The Credit Agreement). The Credit Agreement, which expires on February 4, 1998, provides for advances based on a borrowing base comprised or specified percentages of eligible accounts receivable, inventory and fixed assets, up to an aggregate maximum of $35,000. The interest rate for borrowing is at bank prime plus a sliding scale spread, or at the Company's option, at LIBOR plus a sliding scale spread. The Company is also required to reduce the principle balance outstanding to zero for a period of sixty days beginning September 30 of each fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Net sales for the quarter ended July 5, 1997 decreased by $4.1 million, or 11.7%, to $30.7 million from $34.8 million for the quarter ended June 29, 1996. For the first six months of 1997 net sales of $48.0 million were $4.8 million, or 9.2% lower than the same period in 1996. Differentiated product sales decreased $3.4 million from the six months ended July 5, 1997 as compared to the six months ended June 29, 1996, whereas core product sales remained flat between the same periods. For the Pen-Tab segment pounds / units shipped increased approximately 9.0% for the six months ended July 5, 1997 compared to the six months ended June 29, 1996, however revenues are down $3.4 million or 7%. This results from material (paper and paper related products) price decreases passed on to the customer in lower unit selling prices during and subsequent to the six months ended June 29, 1996 and in changes in product mix. The remaining $1.4 million decrease in net sales was caused by sales volume decreases in the Vinylweld segment.

     Gross profit margin for the quarter ended July 5, 1997 decreased by $2.4 million, or 21.0% to $9.0 million from $11.4 million for the quarter ended June 29, 1996. Gross profit margin for the six months ended July 5, 1997 decreased by $3.4 million or 21.0% to $12.7 million from $16.1 million for the six months ended June 29, 1996. The gross profit percentage for the six months ended July 5, 1997 was 26.45% compared to 30.4% for the six months ended June 29, 1996. The decrease in gross profit margin is related to (i) a LIFO adjustment increasing gross profit for the six months ended June 29, 1996 by $2.3 million or 4.4% due to significant decrease in the cost of paper and a LIFO adjustment decreasing gross profit for the six months ended July 5, 1997 by $0.2 million or 0.4% (ii) significant and unusual paper price fluctuations caused the Company to experience inventory losses of $2.5 million or 4.7% in the first six months of 1996 due to selling higher priced inventory at the then current lower selling prices and (iii) a $3.4 million decrease in net sales for the six months ended July 5, 1997 as compared to the six months ended June 29, 1996 of differentiated products which carry a gross profit percentage in excess of 40%.

     SG&A expenses for the quarter ended July 5, 1997 decreased $0.3 million, or 5.8% to $4.8 million from $5.1 million for the quarter ended June 29, 1996.
For the six months ended July 5, 1997, SG&A expenses decreased by $0.1 million. As a percentage of net sales, SG&A expenses increased to 17.0% for the six months ended July 5, 1997 from 15.6% for the six months ended June 29, 1996. This increase is principally the result of (i) an increase in pounds / units shipped in the Pen-Tab segment of approximately 9% coupled with decreases in unit selling prices resulting in an increase in freight expenses as percentage of sales and (ii) the six months ended July 5, 1997 contained 27 weeks whereas the six months ended June 29, 1996 contained only 26 weeks thus incurring an extra week of expenses and (iii) the fixed components of SG&A remained relatively unchanged however the decrease in sales of 9.2% caused SG&A to be a greater percentage of sales.

     Interest expense for the quarter ended July 5, 1997 increased $1.5 million to $2.2 million from $0.7 million for the quarter ended June 29, 1996. For the six months ended July 5, 1997, interest expense increased $2.6 million to $3.8 million. The increase is principally due to the interest expense on the $75 million of senior subordinated notes issued during February 1997.

     Income tax provision for the quarter ended July 5, 1997 increased $0.7 million to $0.8 million from $0.1 million for the quarter ended June 29, 1996. For the six months ended July 5, 1997, income tax provision increased $2.6 million to $2.7 million. This increase includes a one-time tax charge of $2.3 million to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election. The tax provision for the six months ended July 5, 1997 is based upon the estimated "C" corporation effective tax rate for the full year. The Company was taxed as an "S" corporation for federal and state taxation purposes during 1996, and accordingly, the Company's tax provision for the quarter and six months ended June 29, 1996 consisted of certain state taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended July 5, 1997 was $21.4 million as compared to $15.8 million for the six months ended June 29, 1996. The decrease was primarily due to lower income earned during 1997 and changes in the Company's working capital accounts.

     Net cash provided by financing activities for the six months ended July 5, 1997 was $22.0 million as compared to $15.4 million for the six months ended June 29, 1996. The increase consisted of $75 million relating to the issuance of senior subordinated notes, offset by an increase in dividend distributions of $37.7 million and a $30.4 million change in long-term debt.




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------
Not applicable.

Item 2.   Changes in Securities.
--------------------------------
Not applicable.

Item 3.   Defaults upon Senior Securities.
------------------------------------------
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------
Not applicable.

Item 5.   Other Information.
----------------------------
Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------
          (a)  Exhibits
          -------------

                        Financial Data Schedule (filed only electronically with the SEC)

          (b)  Reports on Form 8-K
          ------------------------

                        No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Pen-Tab Industries, Inc.
                                         (Registrant)



Date:  August 15, 1997                   By: /s/ William Leary
----------------------                   -----------------------------
                                         William Leary
                                         Vice President, Chief Financial and
                                         Administrative Officer
                                         (principal financial officer
                                         and accounting officer)