Form 10-Q
period 1997-10-04
PEN TAB INDUSTRIES INC
filed 1997-11-18
CIK 1033955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition period from ______________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                            PEN-TAB INDUSTRIES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 4, 1997
                                      INDEX

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)                         Page

                 a)  Condensed Balance Sheets
                     as of October 4, 1997 and December 28, 1996            1

                 b)  Condensed Statements of Income
                     for the Quarter and Nine Months Ended
                     October 4, 1997 and September 30, 1996                 2

                 c)  Condensed Statements of Cash Flows
                     for the Nine Months Ended October 4, 1997 and
                     September 30, 1996                                     3

                 d)  Notes to Condensed Financial Statements                4

        Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings                                         8

        Item 2.   Changes in Securities                                     8

        Item 3.   Defaults upon Senior Securities                           8

        Item 4.   Submission of Matters to a Vote of Security Holders       8

        Item 5.   Other Information                                         8

        Item 6.   Exhibits and Reports on Form 8-K                          8



SIGNATURE                                                                   9

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                                   December 28,      October 4,
                                                                     1996               1997
                                                                ---------------    ---------------
                                                                  (HOLDINGS-
                                                                  COMBINED)

ASSETS
Current assets:
    Cash and cash equivalents                                            $ 111            $ 8,215
     Accounts receivable, net of allowances                             10,697             17,121
     Inventories                                                        14,738             20,837
     Prepaid expenses and other current assets                             577                102
                                                                ---------------    ---------------
          Total current assets                                          26,123             46,275

Property, plant and equipment, net                                      16,767             16,113
Other assets                                                               614              3,507
                                                                ---------------    ---------------
          Total assets                                                $ 43,504           $ 65,895
                                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and bank overdraft                               $ 2,774            $ 1,871
     Accrued expenses and other current liabilities                      1,468              3,744
     Deferred income taxes                                              ----                  430
     Current portion of long-term debt                                  16,037                 25
                                                                ---------------    ---------------
          Total current liabilities                                     20,279              6,070

Long-term debt                                                           8,173              7,766
Senior subordinated notes                                                ----              75,000
Deferred income taxes                                                    ----               1,957
Stockholders' equity (deficit)                                          15,052            (24,898)
                                                                ---------------    ---------------
Total liabilities and stockholders' equity                            $ 43,504           $ 65,895
                                                                ===============    ===============


See accompanying notes to unaudited condensed interim financial statements.

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)



                                                              Quarter Ended                    Nine Months Ended
                                                       --------------------------------    ---------------------------------
                                                        September 30,     October 4,         September 30,     October 4,
                                                           1996              1997              1996               1997
                                                       --------------   ---------------    --------------    ---------------
                                                        (HOLDINGS -                         (HOLDINGS -
                                                         COMBINED)                           COMBINED)

Net sales                                                   $ 38,059          $ 35,079          $ 90,865           $ 83,037
Cost of goods sold                                            25,598            25,017            62,345             60,287
                                                       --------------   ---------------    --------------    ---------------
Gross profit                                                  12,461            10,062            28,520             22,750

Expenses:

     Selling, general and administrative                       4,988             5,493            13,202             13,658
     Interest expense - net                                      829             2,429             2,029              6,237
                                                       --------------   ---------------    --------------    ---------------
Total expenses                                                 5,817             7,922            15,231             19,895
                                                       --------------   ---------------    --------------    ---------------
Income before income taxes                                     6,644             2,140            13,289              2,855
Income tax provision                                              76              (568)              (31)            (3,262)
                                                       --------------   ---------------    --------------    ---------------
Net income (loss)                                              6,720             1,572            13,258               (407)
                                                       ==============   ===============    ==============    ===============

Allocation of net income (loss):

     Pen-Tab Holdings, Inc.                                    6,720                 0            13,258             (2,515)
     Pen-Tab Industries, Inc.                                      0             1,572                 0              2,108
                                                       --------------   ---------------    --------------    ---------------
                                                               6,720             1,572            13,258               (407)
                                                       ==============   ===============    ==============    ===============


Pro forma financial data:

     Historical income before income taxes                     6,644             2,140            13,289              2,855
     Pro forma income tax provision                           (2,757)             (813)           (5,249)            (1,085)
                                                       --------------   ---------------    --------------    ---------------
     Pro forma net income                                    $ 3,887           $ 1,327           $ 8,040            $ 1,770
                                                       ==============   ===============    ==============    ===============


See accompanying notes to unaudited condensed interim financial statements.

PEN-TAB INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)




                                                                        Nine Months Ended
                                                                    ---------------------------------
                                                                      September 30,     October 4,
                                                                        1996               1997
                                                                    --------------    ---------------
                                                                     (HOLDINGS -
                                                                      COMBINED)

OPERATING ACTIVITIES

Net income (loss)                                                        $ 13,258             $ (407)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                          1,807              2,234
     Deferred income taxes                                                ----                 2,343
     Provision for losses on accounts receivable                              132                114
     Changes in operating assets and liabilities:

          Accounts receivable                                             (10,154)            (6,538)
          Inventories                                                       1,982             (6,099)
          Prepaid expenses and other assets                                   (27)            (2,722)
          Accounts payable and bank overdraft                                 875               (903)
          Accrued expenses and other current liabilities                      388              2,276
                                                                    --------------    ---------------
Net cash provided by (used in) operating activities                         8,261             (9,702)
                                                                    --------------    ---------------

INVESTING ACTIVITIES
Purchase of equipment                                                        (625)            (1,233)
                                                                    --------------    ---------------
Net cash used in investing activities                                        (625)            (1,233)
                                                                    --------------    ---------------

FINANCING ACTIVITIES
Net decrease in long-term debt                                             (3,398)           (16,419)
Issuance of senior subordinated notes                                     ----                75,000
Dividends                                                                  (5,956)           (39,542)
                                                                    --------------    ---------------
Net cash (used in) provided by financing activities                        (9,354)            19,039
                                                                    --------------    ---------------

(Decrease) / increase in cash and cash equivalents                         (1,718)             8,104
Cash and cash equivalents at beginning of period                              836                111
                                                                    --------------    ---------------
Cash and cash equivalents at end of period                                 $ (882)           $ 8,215
                                                                    ==============    ===============



See accompanying notes to unaudited condensed interim financial statements.

                            PEN-TAB INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 OCTOBER 4, 1997
                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation formed February 4, 1997, have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 4, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    Amounts presented as of December 28, 1996 and for the quarter and nine month period ended September 30, 1996 represent financial information of Pen-Tab Holdings, Inc., the predecessor of Pen-Tab Industries, Inc. Such financial information represents the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab of California, Inc., a Delaware corporation, which was controlled under common ownership in the period to July 1, 1996. Effective July 1, 1996, the two companies were merged into a new Virginia corporation with no change in ownership and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. Intercompany accounts and transactions for such periods were eliminated in combination.

    All references to fiscal quarter refer to the 13-week periods ended October 4, 1997 and September 30, 1996. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Holdings, Inc. as of December 28, 1996 and December 30, 1995 and for each of the three years in the period ended December 28, 1996, included in the Company's registration statement on Form S-4 (#333-24519) as filed with the Securities and Exchange Commission.

2.   INVENTORIES

    The Company uses the LIFO method of accounting to value inventories. The components of inventories consist of the following:

                                      December 28,          October 4,
                                         1996                   1997

Raw materials                            $ 7,445              $10,275
Work-in process                              192                  414
Finished goods                             7,101               10,148
                                         -------              -------
                                         $14,738              $20,837

        For the quarter ended October 4, 1997, the LIFO adjustment was calculated based upon management's expected year-end inventory levels and cost, allocated to the quarter based on expected sales for the year.

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

        The Company was taxed as an "S" corporation for the quarter and nine-month period ended September 30, 1996 respectively.

        Adjusted for income taxes, the Company's net income for the nine months ended October 4, 1997 and September 30, 1996 would have been $1,770 and $8,040, respectively, had the Company been taxed as a "C" corporation for such periods and, accordingly, been subject to federal and state income taxes.

    4.   CHANGES IN STOCKHOLDER'S EQUITY

    The changes in stockholder's equity accounts of Pen-Tab Industries, Inc. are summarized as follows:



                                               Common Contributed
                                                Stock   Capital   Deficit     Total

    Balance - Opening                          $ ---  $  ---      $  ---      $ ---
    Contribution of assets and
      liabilities by Pen-Tab Holdings, Inc              7,036                 7,036
    Net income for the period February 5, 1997
      to October 4, 1997                                            2,108     2,108
    Dividend to Holdings                                          (34,042)  (34,042)
                                               ------ ------     --------  --------
    Balance - October 4, 1997                  $ ---  $ 7,036    $(31,934) $(24,898)
                                               =====  =======    ========  ========


    The net income for the nine months ended October 4, 1997 includes a $2,515 loss attributable to the financial results of Pen-Tab Holdings, Inc. for the period from December 28, 1996 to February 4, 1997. Dividends for the nine months ended October 4, 1997 amounted to $39,542, including $5,500 paid to the stockholder's of Pen-Tab Holdings, Inc. in the period to February 4, 1997 and $34,042 paid by Pen-Tab Industries to Pen-Tab Holdings, Inc.

    5.   CHANGES IN LONG-TERM DEBT AND SENIOR SUBORDINATED NOTES

        On February 4, 1997, the Company issued $75,000 10 7/8% Senior Subordinated Notes due 2007 and paid a dividend to its parent company (Pen-Tab Holdings, Inc.) in the amount of $34,042. Concurrently, the Company repaid the outstanding obligation under the Loan and Security Agreement and entered into a new Credit Agreement with the Bank of America Illinois (The Credit Agreement). The Credit Agreement, which expires on February 4, 1998, provides for advances based on a borrowing base comprised or specified percentages of eligible accounts receivable, inventory and fixed assets, up to an aggregate maximum of $35,000. The interest rate for borrowing is at bank prime rate plus a sliding scale spread, or at the Company's option, at LIBOR plus a sliding scale spread. The Company is also required to reduce the principle balance outstanding to zero for a period of sixty days beginning September 30 of each fiscal year.

        On November 3, 1997 the Company entered into an interest rate swap transaction where it swapped its fixed rate payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The initial rate is 9.81% and the interest rate resets every three months. The floating rate is based on a basket of the LIBORS of Germany, Canada and Australia. The transaction includes an interest rate cap of 12.5%. The term of the transaction is until February 2002, cancelable by the Company at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONs

        Net sales for the quarter ended October 4, 1997 decreased by $3.0 million, or 7.8%, to $35.1 million from $38.1 million for the quarter ended September 30, 1996. For the first nine months of 1997 net sales of $83.0 million were $7.8 million, or 8.6% lower than the same period in 1996. Differentiated product sales increased $0.9 million from the nine months ended October 4, 1997 as compared to the nine months ended September 30, 1996, and core product sales decreased $7.2 million from the nine months ended October 4, 1997 as compared to the nine months ended September 30, 1996. For the Pen-Tab segment pounds / units shipped increased approximately 7.0% for the nine months ended October 4, 1997 compared to the nine months ended September 30, 1996, however revenues are down $6.3 million or 7.6%. This results from material (paper and paper related products) price decreases passed on to the customer in lower unit selling prices during and subsequent to the nine months ended September 30, 1996 and in changes in product mix. The remaining $1.5 million decrease in net sales was caused by sales volume decreases in the Vinylweld segment.

        Gross profit for the quarter ended October 4, 1997 decreased by $2.4 million, or 19.2% to $10.1 million from $12.5 million for the quarter ended September 30, 1996. Gross profit for the nine months ended October 4, 1997 decreased by $5.8 million or 20.2% to $22.8 million from $28.6 million for the nine months ended September 30, 1996. The gross profit percentage for the nine months ended October 4, 1997 was 27.4% compared to 31.4% for the nine months ended September 30, 1996. The decrease in gross profit margin is principally related to (i) a LIFO adjustment increasing gross profit for the nine months ended September 30, 1996 by $4.0 million or 4.4% due to significant decreases in the cost of paper and a LIFO adjustment increasing gross profit for the nine months ended October 4, 1997 by $0.2 million or 0.2% (ii) significant and unusual paper price fluctuations caused the Company to experience inventory losses of $3.1 million or 3.4% in the first nine months of 1996 due to selling higher priced inventory at the then current lower selling prices and (iii) volume decreases and changes in sales mix.

        SG&A expenses for the quarter ended October 4, 1997 increased $0.5 million, or 10.1% to $5.5 million from $5.0 million for the quarter ended September 30, 1996. For the nine months ended October 4, 1997, SG&A expenses increased by $0.5 million or 3.4% to $13.7 million from $13.2 million for the nine months ended September 30, 1996. As a percentage of net sales, SG&A expenses increased to 16.5% for the nine months ended October 4, 1997 from 14.5% for the nine months ended September 30, 1996. This increase is principally the result of (i) an increase in pounds / units shipped in the Pen-Tab segment of approximately 7% coupled with decreases in unit selling prices resulting in an increase in freight expenses as a percentage of sales and (ii) increases in sales and marketing salaries and related expenses.

        Interest expense for the quarter ended October 4, 1997 increased $1.6 million to $2.4 million from $0.8 million for the quarter ended September 30, 1996. For the nine months ended October 4, 1997, interest expense increased $4.2 million to $6.2 million. The increase is principally due to the interest expense on the $75 million of senior subordinated notes issued during February 1997.

        Income tax provision for the quarter ended July 5, 1997 increased $0.7 million to $0.6 million from $(0.1) million for the quarter ended September 30, 1996. For the nine months ended October 4, 1997, income tax provision increased $3.2 million to $3.3 million. This increase includes a one-time tax charge of $2.3 million to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election. The tax provision for the nine months ended October 4, 1997 is based upon the estimated "C" corporation effective tax rate for the full year. The Company was taxed as an "S" corporation for federal and state taxation purposes during 1996, and accordingly, the Company's tax provision for the quarter and nine months ended September, 1996 consisted of certain state taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the nine months ended October 4, 1997 was $9.7 million as compared to net cash provided by operating activities of $8.3 million for the nine months ended September 30, 1996. The decrease was primarily due to lower income earned during 1997 and changes in the Company's working capital accounts.

        Net cash provided by financing activities for the nine months ended October 4, 1997 was $19.0 million as compared to net cash used in financing activities of $9.4 million for the nine months ended September 30, 1996. The increase consisted of $75 million relating to the issuance of senior subordinated notes, offset by an increase in dividend distributions of $33.6 million and a $13.0 million reduction in long-term debt.

PART 11.  OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------
Not applicable.

Item 2. Changes in Securities.
------------------------------
Not applicable.

Item 3. Defaults upon Senior Securities.
----------------------------------------
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
Not applicable.

Item 5. Other Information.
--------------------------
Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------
        (a)  Exhibits
        ---  --------

                Financial Data Schedule (filed only electronically with the SEC)

        (b)  Reports on From 8-K

                No reports on Form 8-K were filed during the third quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Pen-Tab Industries, Inc.
                                             (Registrant)

Date:   November 18, 1997                           By: /s/ William Leary
-------------------------                           ---------------------
                                             William Leary
                                             Vice President, Chief Financial and
                                             Administrative Officer
                                             (principal financial officer
                                             and accounting officer)