Form 10-K405
period 1998-01-03
PEN TAB INDUSTRIES INC
filed 1998-04-03
CIK 1033955

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the fiscal year ended January 3, 1998

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the Transition period from                to


                       COMMISSION FILE NUMBER 333-24519

                           PEN-TAB INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       54-1833398
     (STATE OR OTHER                                (I.R.S. EMPLOYER
      JURISDICTION                               IDENTIFICATION NUMBER)
    INCORPORATION OR
      ORGANIZATION)

                               167 KELLEY DRIVE
                             FRONT ROYAL, VA 22630
                           TELEPHONE: (540) 622-2000
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                 OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 3, 1998, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            PEN-TAB INDUSTRIES, INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                     INDEX

 PART I.
    Item 1.  Business..............................................................................   1
    Item 2.  Properties............................................................................   7
    Item 3.  Legal Proceedings.....................................................................   7
    Item 4.  Submission of Matters to a Vote of Security Holders...................................   8
 PART II.
    Item 5.  Market for Registrant's Common Stock and Related Stockholder Matter...................   8
    Item 6.  Selected Financial Data...............................................................   8
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  10
    Item 8.  Financial Statements and Supplementary Data...........................................  14
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.  14
 PART III.
    Item 10. Directors and Executive Officers of the Registrant....................................  15
    Item 11. Executive Compensation................................................................  16
    Item 12. Security Ownership of Certain Beneficial Owners and Management........................  17
    Item 13. Certain Relationships and Related Transactions........................................  17
 PART IV.
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  17
 SIGNATURE.........................................................................................  19
 EXHIBITS..........................................................................................  20

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Pen-Tab Industries, Inc. ("Company" or "Registrant") was incorporated in 1997 in the state of Delaware, the successor corporation to a Virginia corporation of the same name. The Company is a wholly owned subsidiary of Pen-Tab Holdings, Inc. ("Holdings") a Virginia corporation.

  The Company is a leading U.S. manufacturer of school, home and office supply products. The Company's core products include binders, pads, filler paper, spiral and coilless notebooks, planners, envelopes, school supplies and arts and crafts products in hundreds of configurations. In 1992, the Company recognized a previously unfulfilled demand for higher quality, upscale school and office-related products. The Company pioneered a line of these differentiated higher price point, branded products to serve the school and office product markets. The Company has developed strong consumer recognition for its proprietary office styles and its upscale school styles under the Pen-Tab(R), Pen-Tab Pro(R) and Expert(R) brand names. These differentiated products provide both the Company and the retailer with higher margins. The Company, through its Vinylweld division, is also a leading supplier of vinyl packaging products designed primarily for audio and video cassette tapes. For fiscal 1997, core products represented an estimated 57.7% of revenue, differentiated products represented an estimated 33.4% of revenue and Vinylweld represented an estimated 8.9% of revenue. For fiscal 1997, school-related products represented an estimated 59.7% of revenue, office-related products represented an estimated 31.4% of revenue and Vinylweld represented an estimated 8.9% of revenue.

  The Company's move into differentiated products is primarily responsible for the increases in sales and profitability. From 1993 to 1997, the Company's sales have grown from $84.4 million to $96.6 million and EBITDA (as defined herein) has grown from $5.7 million to $10.7 million. During the same period, the Company's EBITDA margin increased from 6.7% to 11.0%. The Company's strategy is to grow through continued internal design of new, differentiated product lines and strategic acquisitions.

  The Company has a long-standing customer base featuring strong mass merchandisers, national discount stores, wholesale clubs, and office supply superstores in the United States and Canada. The Company is headquartered in a newly built, state-of-the-art 282,000 sq. ft. facility in Front Royal, Virginia. The Company also maintains large, modern manufacturing facilities in Chicago and Los Angeles. The Company has invested heavily in state-of-the-art automated production equipment to provide a low cost manufacturing environment. As of January 3, 1998, the Company employed approximately 650 people in its three facilities.

COMPETITIVE STRENGTHS

  The combination of the Company's products, customers and proven track record distinguishes it as a leading manufacturer and marketer of school, home and office products in North America. The Company attributes this success and it's continued opportunities for growth and profitability to the following competitive strengths:

  Market leader in differentiated, branded school, home and office products. The Company is widely recognized as a market leader in differentiated, branded school, home and office products. The Company has pioneered a line of high-quality, functionally superior, higher price point and margin, branded items to serve the school and office products markets. Demand for proprietary differentiated products has risen steadily since 1993 when the Company first introduced them and the Company expects a significant portion of its future growth to come from increased sales of differentiated products.

  Partnering reduces inventory risk. The Company's creative department has strong design capabilities and together with senior sales and marketing personnel have been successful in developing these relationships with major customers. Senior sales management personally handle the Company's largest accounts allowing the

Company to design branded products in concert with its major customers, tailoring high-quality, upscale products to meet a mutual vision. The Company's differentiated branded school-related products are only mass-produced once they have been pre-sponsored by a major customer.

  Strong brand name recognition. Through the manufacturing of high-quality products for over 60 years, the Company has developed strong brand recognition with consumers, retailers and distributors. The Company focuses on building its brand name by internally designing new, differentiated products and product formats. This allows the Company to achieve higher margins than would be achievable with core products. Several trademarks, sub-brands and proprietary styles, including Pen-Tab(R), Pen-Tab Pro(R), Attitude(R), Tough Tracks(R) and Expert(R), have been developed to service targeted market sectors.

  Modern, efficient and strategically located facilities. Over the past seven years, the Company has invested approximately $23 million in the latest advances in plant and capital equipment. Management has expanded manufacturing capacity in advance of customer demand. The Company has available unused manufacturing capacity to support an additional $50 million to $60 million in sales of paper products with no significant additional capital expenditures. Management believes the Company's heavy investment in technologically advanced high-speed equipment provides it with one of the lowest manufacturing cost environments in the school, home and office products industry. Moreover, with large plants in or near the metropolitan areas of Los Angeles, Chicago and Washington D.C., the Company is well positioned to serve the largest national retailers and distributors in the United States. Its locations offer additional expansion capacity and ready access to low-cost road and rail transportation. The Company relocated to Virginia in October 1995 for improved access to a skilled workforce, lower manufacturing costs and additional expansion capacity.

  Long-standing customer base. The Company has cultivated long-term customer relationships with well-capitalized, high-growth retailers and distributors in the school, home and office products industry. Management has identified the fastest growing distribution channels in the Company's marketplaces and has focused the resources of the Company on the key accounts in those channels. The Company's customers include the nation's largest discount stores and mass merchandisers, wholesale clubs, office supply superstores and contract stationers. These customers are expected to benefit from the continuing consolidation of retailers and distributors in the school and office products category.

  Leading edge information systems. The Company's state-of-the-art network and MRP II software system manage the manufacturing, accounting, distribution, inventory, sales and billing systems. The system links all of the Company's locations to provide timely information for management. The Company has also established electronic data interchange programs with numerous customers.

  Experienced management team. Between them, Alan Hodes, Chief Executive Officer of the Company, and Michael Greenberg, Executive Vice President of the Company, have over 57 years with the Company. The Company has supplemented its senior management ranks with a strong team of new sales, marketing and design professionals within the past five years. Management has successfully integrated the operations of acquired companies into the Company's existing business.

GROWTH STRATEGY

  The school, home and office products industry is a growing, consolidating industry in which the Company has a significant market position. According to the U.S. Department of Education and LINK Resources Corp., enrollment in elementary and secondary schools is expected to rise to an estimated 54.4 million by the year 2000 from 50.7 million in 1995. This growth in enrollment, coupled with an increased demand for high-quality, functionally superior, creatively designed school-related products, provides a large potential market for upscale, differentiated products. The Company's strategy is to fulfill the demand for upscale, differentiated products in the school, home and office products markets by pursuing the following:

  Focus on rapidly growing customers. The Company serves many of the largest and best-positioned customers in the school, home and office products industry including mass merchandisers warehouse clubs, national office products superstores, and national contract stationers. Sales to the three largest companies in each of these distribution channels represent approximately 59.6% of the Company's 1997 net sales. Anticipating further consolidation in the school, home and office products industry, the Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers driving consolidation in the school, home and office products industry.

  Continue to introduce differentiated products. Differentiated, higher value-added, branded products give the Company a greater selection to offer its customers and improve product line profitability for both the Company and its customers. The Company plans to continue to distinguish itself from other suppliers and improve profitability through product innovation, differentiation and line extensions. The Company will accomplish this by continued internal design of new, differentiated product lines.

  Focus on partnering relationships. The Company will continue to utilize and expand the integrated efforts of the creative department and senior sales and marketing personnel to develop and foster partnering relationships with major customers. Partnering should allow the Company to continue designing branded products in concert with its major customers while expanding production of upscale products that meet a mutual vision.

  Broaden product distribution. The Company's market presence and distribution strength position it to sell new or acquired product lines across its distribution channels, including mass merchandisers, national office products superstores, national contract stationers, and office product wholesalers. In the future, the Company intends to strengthen its position in the contract stationer market. The Company has a strong relationship with B.T. Office Products International, Inc., one of the nation's largest contract stationers and recently established relationships with two of the other large contract stationers, Boise Cascade Office Products and U.S. Office Products. National contract stationers account for approximately 25% of commercial office product sales, a $25 billion to $30 billion market in 1995.

  Growth through acquisition. In addition to the growth the Company expects to come from the development of new, differentiated products and product lines and expanding sales of existing products and product lines, the Company actively evaluates acquisition candidates. Future strategic acquisitions may be undertaken to broaden the Company's product lines, expand its manufacturing capacity, and strengthen its presence within the various channels of distribution in the worldwide market.

PRODUCTS AND SERVICES

  The Company designs, manufactures and markets school, home and office-related products, custom binders and other related packaging materials. The Company's core products include binders, pads, filler paper, wirebound notebooks, and envelopes. The Company manufactures over 500 variations of these core products, based on differences in color, size, count, packaging and other features.

  Several years ago, management recognized a market need for well-designed, high-quality, functionally superior school and office products. To serve this need, the Company pioneered a new line of branded differentiated products with value-added features. The Company's high-quality, fashion-forward school-related designs and high quality, functionally superior, office-related products have been very successful with major mass merchandisers and consumers. Approximately 33 percent of the Company's 1997 sales are derived from differentiated products, which have been developed over the last five years.

  School-related products (59.7% of 1997 net sales). The Company produces tablets, spiral and coilless notebooks, filler paper and binders for the school market. The Company's high-technology production equipment is designed to produce these products in mass quantity in virtually any configuration according to the customer needs. The Company also designs, assembles and markets nylon binders, planners, knapsacks and other school products. Products are packaged in a variety of quantities, rulings, sizes and papers.

  The Company is the recognized market leader for higher quality, upscale, creatively designed school products largely for the teenage market. The Company's design department has carefully researched market demands to develop a range of product offerings. The Company created a broad line of innovative styles and designs to appeal to segmented markets of school-age children through its Pen-Tab Pro(R), Tough Tracks(R), Pro Ball(R) and Pen-Tab Online(R) product lines. Durable nylon covers and colorful designs have been incorporated into core products to differentiate its line. The value-added products sell at retail price points for up to $20. Whereas certain basic school supplies often work as a loss leader for retailers, the Company's differentiated products give a mass merchandiser a fashion-forward image and an attractive profit margin.

  Leveraging its creative capabilities and experience, the Company has created a brand name for high quality, upscale school supplies. For example, the "Pro Ball" line is targeted at sports-minded school children and incorporates embossed textured sports look and attractive color combinations. The Tough Tracks(R) line incorporates a rugged, outdoors look which is targeted at environmentally-conscious school children and utilizes textures, designs and colors to appeal to the target market. The "Pro Series" is the Company's best selling premium notebook line. Features of this line include pressboard covers, inside pockets, coated double wire, extended tab dividers, and heavyweight 20 lb. paper.

  The Company also produces a variety of paper products for use in creative and artistic leisure activities, including construction paper, poster paper, tracing paper and drawing pads. These items are sold by the Company both in conventional packaging and in innovative combination packs and jumbo bonus packs. The Company distinguishes its arts and crafts packages by including special "kids activity ideas" to encourage creativity.

  Sales of school-related products are seasonal and peak during spring and summer. Orders for back-to-school products are generally placed during February through April, and shipped June through August. The Company builds a substantial inventory of finished back-to-school products before shipment. Certain differentiated products that are assembled by the Company from materials manufactured overseas are only mass-produced with firm customer commitments to limit inventory risk.

  Management believes the growth opportunities for differentiated; creatively designed school products remain largely untapped. The Company has numerous exciting new products for the coming year, and management expects continued growth from these items.

  Office-related products (31.4% of 1997 net sales). The Company produces a variety of similar products for the office, including pads and envelopes. Sales of office products are not seasonal. New, differentiated products for the office market have included double wire spiral pads with hard covers, organizers and other high-quality, functionally superior products sold under the Expert(R) and Platinum(R) brands.

  The office products market represents significant growth potential for the Company. Office products distribution is shifting to the Company's existing core customer base of mass merchandisers wholesale clubs and office supply superstores. In addition, the Company has recently established strong relationships with several of the nation's largest contract stationers. Management believes the same opportunity exists to develop innovative higher quality products for the office supply market as in the school products market. The Company's design department has already created several high-quality, functionally superior designs for planners and pads in the office supply market.

  Custom packaging products (8.9% of 1997 net sales). The Company, under the trade name Vinylweld, is a supplier of custom packaging products. Vinylweld's customer strategy is to find innovative solutions to unique challenges in packaging and product applications designed for the customer's product. The Company utilizes the technology of vacuum-forming and radio frequency sealing (often referred to as heat-sealing) to produce customized packaging which is utilized by customers primarily for audio and video cassette tapes. The Company also produces innovative packaging for the growing market of computer compact disc cartridges. Vinylweld's working capital needs are low because it operates in a made-to-order environment with little need to maintain inventory.

  The Company is a leading supplier of packaging products to the publishing industry for its audio and video cassette packages, including foreign language tutorials, self-help guides and motivational packages. Customers include Berlitz, Simon & Schuster, Barron's, Nightingale-Conant, Excel Telecommunications, Inc., American Marketing, Syquest and Internet, Inc. The Company believes it is one of the industry leaders in the production of packaging for cassette tapes sold through infomercials.

SALES, DISTRIBUTION AND MARKETING

  The Company markets its broad range of products to a wide variety of customers through virtually every channel of distribution for school, home and office products including the largest mass merchandisers, warehouse clubs, office product superstores, and major contract stationers. The Company's aggregate net sales to Costco and Target Stores accounted for approximately 21.7% and 17.4% of the Company's net sales for fiscal 1997, respectively. The Company's top five customers accounted for approximately 56.2% of its net sales in 1997.

  The largest retailers, wholesalers and contract stationers have been rapidly expanding as industry channels are undergoing consolidation. Management has identified the fastest growing distribution channels in their marketplaces and has focused the resources of the Company to the key accounts in those channels. Management selectively pruned its customer base over the past several years to concentrate on strong growth oriented companies, which purchase a more profitable product mix.

  The Company will continue to target those customers driving consolidation in the office products industry and believes that it is strongly positioned to meet the special requirements of these customers in the growing distribution channels of the school, home and office products industry. Leading merchandisers favor larger suppliers with national manufacturing capabilities, such as the Company, that have implemented, automated ordering, manufacturing and distribution practices. These customers seek suppliers, such as the Company, who are able to offer broad product lines, higher value-added innovative products, national distribution capabilities, low costs and reliable service. Furthermore, as these customers continue to grow and consolidate their supplier bases, the Company's ability to meet their special requirements should be an increasingly important competitive advantage.

  The Company has been the market leader in bringing a marketing focus to the school and office products industry. The Company was the first in the industry to introduce differentiated products which broke the $10 retail price barrier. Retailers and consumers have demonstrated the market need for these products. While some competitors have responded with imitations and licensed products, the Company is still viewed as the market leader with innovative designs and products.

  Senior sales management personally handles the Company's largest accounts. The Company also employs approximately 30 manufacturer representative agencies with over 100 agents to market its products. The Company assists the representative agencies in servicing these accounts. The Company's sales staff is compensated by a base salary and a bonus based on performance. Manufacturer representatives are compensated strictly based on commission.

  Management starts its product plan by segmenting its customer base (e.g. for the teen market, consumers with a focus on a sports, fashion, rugged or "techie' image). Product designs are then evaluated through focus groups and sample testing. The Company reinforces its product message with brand and image advertising and promotion. Through over 60 years of customer presence, Pen-Tab(R) has developed strong brand identity for quality products. Its Pen-Tab Pro(R), Tough Tracks(R), Pen-Tab On-line(R), Expert(R) and Pen-Tab Paper Store(R) lines are also building customer loyalty in segmented markets. The Company typically leads marketing efforts with its core established product lines and leverages this stable business to increase sales of its value-added differentiated products.

  Vinylweld sells an extensive line of stock and custom audio/video software packaging in many configurations and price ranges. Customers vary from individual authors of programs to Fortune 500 companies.

Sales may be made direct to end-users or indirectly through a variety of channels including: distributors, duplicators, multi-level marketers and direct selling companies. Vinylweld has a core group of accounts with major, long term, high volume customers which are personally handled by executive sales management personnel. Additionally, the Company employs five field sales people.

  New product development by Vinylweld's customers drives the need for packaging. In particular, CD-Rom applications are expanding and the number of CD packaging design requests and orders are rapidly increasing. In addition, Vinylweld intends to aggressively and actively promote its packaging technology into a number of predominately untapped markets. Targets include packaging design firms, consumer product manufacturers, equipment and instrumentation manufacturers, and a number of other packaging motivated sectors.

COMPETITION

  The markets for the Company's products are highly competitive. The Company's principal methods of competition are customer service, price, product differentiation and breadth of product line offerings. The markets in which the Company operates have become increasingly characterized by a limited number of large companies selling under recognized trade names. These larger companies, including the Company, have the economies of scale, national presence, management information systems and breadth of product line required by the major customers. In addition to branded product lines, manufacturers also produce private-label products, especially in the context of broader supply relationships with office product superstores and contract stationers.

  The school, home and office products industry is fragmented, ranging from large national manufacturers to single-facility, regional manufacturers. A few manufacturers, including the Company, have developed strong brand name recognition for a number of product lines. Other national companies include Mead, Stuart Hall division of Newell Co. and American Pad & Paper Company. In addition, the Company still competes with a large number of smaller, regional companies, which have more limited product lines.

  Vinylweld's primary competition comes from six competing manufacturers that represent approximately 60% of the market. These competitors are primarily privately held organizations ranging in size from a reported $3 million to $20 million in annual sales. The product range differs slightly from company to company with some companies producing more than just audio/video cassette and software packaging. Competitors generally have additional product lines including binders, plastic dividers and inserts, and a wide variety of specialty and miscellaneous products. In most cases, however, these additional product lines are product adjuncts and do not directly compete in the vinyl packaging market. Most of the competitors have not aggressively pursued packaging business outside the vertical niche of audio/video and software packaging.

INTELLECTUAL PROPERTY

  The Company seeks trademark protection for all of its product line trade names. The Company presently holds several trademarks covering designs, symbols and trade names used in connection with its products, including Pen-Tab(R), Pen-Tab Pro(R), Expert(R) and Pen-Tab Paper Store(R).

EMPLOYEES

  The Company had approximately 650 employees as of January 3, 1998. Approximately 400 employees are represented by collective bargaining agreements at the Illinois and California facilities. In California, the employees are represented by the Graphic Communications Union Local No. 388-M AFL-CIO, whose contract expires October 31, 1999. In Illinois, the employees are represented by the Warehouse, Mail order, Office and Professional Employees Local 743 Affiliated International Brotherhood, Teamsters AFL-CIO, whose contract expires December 19, 1998. The Company enjoys an amicable relationship with unionized labor. The following table provides information on the Company's employees by operating function:

                       EMPLOYEES CATEGORIZED BY FUNCTION

      Manufacturing......................................................... 590
      Sales.................................................................  20
      Administrative........................................................  34
      Executive.............................................................   6
                                                                             ---
      Total................................................................. 650
                                                                             ===

  As of January 3, 1998, the Company's manufacturing employees numbered 190 in the Virginia facility, 200 in the California facility and 200 in the Chicago facility.

ITEM 2. PROPERTIES

  In October 1995, the Company relocated its executive offices and its east coast paper products manufacturing facilities from New York City to a 282,000 square foot building in Front Royal, Virginia. The new plant was designed to reduce manufacturing costs, improve quality and enhance capacity. The Company financed the new building with Industrial Revenue Development Bonds.

  The following table summarizes the Company's facilities by location.

                              COMPANY FACILITIES

                         APPROXIMATE                                              LEASE
        LOCATION         SQUARE FEET OWNED/LEASED      PRODUCT CATEGORIES       EXPIRATION
        --------         ----------- ------------ ----------------------------- ----------
Front Royal, VA.........   282,000   Owned        School, Office & Home             N/A
City of Industry, CA....   250,000   Leased       School, Office & Home            2002
Chicago, IL.............   210,000   Leased       Primarily Vinyl and Packaging    2009

  The Company's Front Royal, VA facility is pledged as collateral.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  The Company is subject to federal, state, and local environmental and occupational health and safety laws and regulations. Such laws and regulations, among other things, impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any such noncompliance is unlikely to have a material adverse effect on the Company. As is the case with manufacturers in general, if a release or threat of release of hazardous materials occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any properties owned or operated by the Company, the Company may be held liable for response costs and damages to natural resources. There can be no assurance that the amount of any such liability would not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

  On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc., a Delaware corporation. On February 4, 1997, the Company issued $75 million 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 20 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transaction, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

  The financial statements of Pen-Tab Industries, Inc. for fiscal years 1993, 1994 and 1995 represent the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab Industries of California, Inc., a Delaware corporation, which were controlled under common ownership. Intercompany accounts and transactions have been eliminated in combination. Effective July 1, 1996, the two companies were merged into a new Virginia corporation, called Pen-Tab Industries, Inc., with no change in ownership, and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. In connection with the merger, Pen-Tab Industries, Inc. recorded a charge to retained earnings of $295 relating to the cancellation of treasury stock previously held by the two companies, and eliminated the treasury stock and related additional capital balances.

  Set forth below are selected historical financial data and other financial data of the Company as of the dates and for the periods presented. The selected historical financial data as of January 1, 1994, December 31, 1994, December 30, 1995, December 28, 1996 and January 3, 1998 and for the fiscal years then ended were derived from the audited Financial Statements of the Company.

  The information contained in this table and accompanying notes should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations," the audited Financial Statements and the accompanying notes and schedules thereto appearing elsewhere.

                                              FISCAL YEAR
                                --------------------------------------------
                                 1993     1994     1995      1996     1997
                                -------  -------  -------  --------  -------
STATEMENT OF OPERATIONS DATA
Net sales...................... $84,362  $90,472  $96,808  $106,869  $96,637
Cost of goods sold (a).........  67,569   70,581   74,305    74,781   71,701
Gross profit...................  16,793   19,891   22,503    32,088   24,936
Selling, general and
 administrative expenses.......  13,241   13,346   13,204    16,528   16,838
Relocation and reorganization
 expenses (b)..................      --       --    1,906        --      804
Interest expense, net..........   2,097    2,410    2,883     2,436    8,194
Other (income) expense, net....      50       (3)     (55)       (4)      --
Income (loss) before income
 taxes.........................   1,405    4,138    4,565    13,218     (900)
Income tax provision (benefit)
 (c), (f)......................     531      825     (343)     (191)   1,945
Net income (loss).............. $   874  $ 3,313  $ 4,908  $ 13,409  $(2,845)
OTHER FINANCIAL DATA
Pro forma income tax provision
 (benefit) (c)................. $    --  $ 1,783  $ 1,948  $  4,956  $  (338)
Pro forma net income (c).......      --    2,355    2,617     8,262     (562)
Net cash provided by (used
 in)operating activities.......     369    5,576   10,926    13,356     (768)
Net cash (used in) investing
 activities....................  (1,807)  (1,331)  (8,521)     (890)  (1,562)
Net cash provided by (used in)
 financing activities..........   1,482   (4,163)  (2,291)  (13,191)  15,895
Adjusted EBITDA (d)............   5,676    8,865   11,865    17,916   10,652
Adjusted EBITDA margin (d).....     6.7%     9.8%    12.3%     16.8%    11.0%
Depreciation and amortization..   2,174    2,317    2,760     2,352    2,554
Capital expenditures........... $ 2,012  $ 1,371  $ 9,322  $    890  $ 1,562
Ratio of earnings to fixed
 charges (e)...................    1.5x     2.4x     2.4x      5.8x       --(e)

                                                      AS OF
                                   -------------------------------------------
                                   JAN. 1, DEC. 31, DEC. 30, DEC. 28, JAN. 3,
                                    1994     1994     1995     1996     1998
                                   ------- -------- -------- -------- --------
BALANCE SHEET DATA
Total assets...................... $42,675 $41,711  $43,805  $43,504  $ 63,792
Long-term debt (including current
 portion).........................  30,427  26,890   28,000   24,210    82,754
Stockholders' equity (deficit).... $ 6,417 $ 8,770  $11,044  $15,052  $(28,005)

--------
(a) For fiscal 1993, the Company determined inventory cost using the first-in, first-out (FIFO) method for approximately 50% of its inventory and the last-in, first-out (LIFO) method for the remaining 50% of its inventory. For fiscal 1994 and subsequent periods, the Company has used the LIFO method to value its entire inventory.
(b) During fiscal 1995, the Company relocated its headquarters and its east coast manufacturing facilities from Glendale, New York to Front Royal, Virginia. The nonrecurring charges of $1,906 associated therewith are reported as relocation expense in the statement of operations and retained earnings. During fiscal 1997, the Company reorganized its sales and marketing functions. The nonrecurring charges of $804 for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statement of operations and retained earnings.

(c) A portion of the Company was taxed as a "C" corporation under the Internal Revenue Code during fiscal 1993 and 1994, and accordingly was subject to federal and state income taxes. For all fiscal years thereafter until the period ended February 3, 1997, the entire company elected to be treated as an "S" corporation for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the Company's shareholders based on their respective ownership interests. Accordingly, no provision for income taxes was required for such periods, except for state income taxes.
(d) Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and certain nonrecurring expenses (see (b) above). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, Adjusted EBITDA should not be considered in isolation as a substitute for net income(loss) or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of Adjusted EBITDA may not be comparable to similar measures reported by other companies. Adjusted EBITDA amounts for fiscal 1995 has been adjusted for non-depreciation relocation expenses of $1,657, related to the relocation of the Company's headquarters and east coast manufacturing facilities from New York to Virginia and fiscal 1997 has been adjusted for reorganization expenses of $804, related to the recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to net sales for the period. Funds depicted by Adjusted EBITDA are not available for management's discretionary use due to functional requirements to conserve funds primarily for capital replacement and expansion, and debt service requirements.
(e) For purposes of the ratio of earnings to fixed charges, (i) earnings are calculated as the Company's earnings before income taxes and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and one-third of operating lease expense. Earnings before fixed charges for the year ended January 3, 1998 were insufficient to cover fixed charges by $900.
(f) During fiscal 1997, the Company recorded a cumulative deferred tax liability of $2,316 upon termination of the Company's "S" corporation status.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion should be read in conjunction with the "Selected Financial Data", the audited Financial Statement and the accompanying notes and schedules thereto appearing elsewhere herein.

  The Company is a leading U.S. manufacturer of school and office supply products. The Company's products include binders, pads, spiral and coilless notebooks, planners, envelopes, school supplies and arts and crafts products in hundreds of configurations. The Company has developed strong consumer recognition for its proprietary and upscale styles under the Pen-Tab(R), Pen-Tab Pro(R), Pen-Tab Paper Store(R) and Expert(R) brand names. The Company is also a supplier of vinyl packaging products designed primarily for audio and video cassette tapes. Certain factors, which have affected, and may affect prospectively, the operating results of the Company are discussed below.

  Differentiated products. In 1992, the Company recognized a previously unfulfilled demand for higher quality, functionally superior, upscale school and office-related products. The Company pioneered a line of these higher price point and margin, branded products to serve the school and office products markets. Substantially all of the Company's increase in sales since 1992 is due to the introduction of differentiated products. Additionally, the Company's differentiated products and product lines result in higher margins for the Company and its customers. Demand for differentiated products has risen steadily since 1992 when the Company first introduced them and the Company expects a significant portion of its future growth to come from increased sales of differentiated products.

  Seasonality. As a result of the seasonal nature of the back-to-school sector of the business, the Company's inventory and associated working capital borrowings typically increase throughout the calendar year until the latter part of May and early June. At such time, the inventory is shipped to customers, and converted into receivables. By the middle of September, account collections occur and working capital borrowing is reduced.

  Significant infrastructure investments. During the past seven years, the Company has made approximately $23 million of infrastructure investments including the relocation of the Company's headquarters and east coast manufacturing facility from New York to Virginia in October 1995, and certain capital equipment expenditures. The relocation and capital expenditures provide the Company with available unused manufacturing capacity.

  Paper prices. Paper represents the largest component of the Company's cost of goods sold. While paper prices are currently at approximately the same levels as in 1991, certain commodity grades have shown considerable price volatility during that period. The Company's pricing policies generally enable it to set product prices consistently with the Company's cost of paper at the time of shipment. The Company believes that it is able to price its products so as to minimize the impact of price volatility on dollar margins. However, significant and unusual price fluctuations occurred during 1995 and 1996 which were not all passed on to customers. As a result of new product introductions, a substantial portion of which have little or no paper content, the Company offers a broader and more diverse product mix which is less susceptible to paper price fluctuations.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

  Net sales for the year ended January 3, 1998 decreased by $10.3 million, or 9.6%, to $96.6 million from $106.9 million for the year ended December 28, 1996. For the Pen-Tab segment differentiated product and core product sales decreased $0.2 million and $8.2 million, respectively, for the year ended January 3, 1998 as compared to the year ended December 28, 1996. Pen-Tab segment pounds / units shipped increased approximately 4.8% for the year ended January 3, 1998 compared to the year ended December 28, 1996, however revenues are down $8.4 million or 8.7%. This results from material (paper and paper related products) price decreases passed on to the customer in lower unit selling prices during and subsequent to the year ended December 28, 1996 and from changes in product mix. The remaining $1.9 million decrease in net sales was caused by sales volume decreases in the Vinylweld segment.

  Gross profit for the year ended January 3, 1998 decreased by $7.2 million, or 22.3% to $24.9 million from $32.1 million for the year ended December 28, 1996. The gross profit percentage for the year ended January 3, 1998 was 25.8% compared to 30.0% for the year ended December 28, 1996. The decrease in gross profit margin is principally related to (i) a LIFO adjustment increasing gross profit for the year ended December 28, 1996 by $3.6 million or 3.4% due to significant decreases in the cost of paper versus a LIFO adjustment increasing gross profit for the year ended January 3, 1998 by $0.3 million or 0.3% (ii) significant and unusual paper price fluctuations caused the Company to experience inventory losses of $3.1 million or 2.9% in the year ended December 28, 1996 due to selling higher priced inventory at the then current lower selling prices , (iii) sales price decreases in 1997 causing a decrease in gross margin due to the fixed components of factory overhead being spread over less sales dollars amounting to approximately 0.6% and (iv) lower margins on core products due to competitive market pricing pressures.

  SG&A expenses for the year ended January 3, 1998 increased $0.3 million, or 1.9% to $16.8 million from $16.5 million for the year ended December 28, 1996. As a percentage of net sales, SG&A expenses increased to 17.4% for the year ended January 3, 1998 from 15.5% for the year ended December 28, 1996. This increase is the result of (i) selling expenses being a higher percentage of sales in 1997, 7.5%, as compared to 6.2% in 1996, principally due to the following: increases in sales and marketing salaries and related expenses of $0.3 million, commission expense being 1.3% of sales in 1997 versus 1.1% of sales in 1996, due to changes in product mix and account mix, advertising expense being 2.8% of sales in 1997 compared to 2.7% of sales in 1996 and (ii) shipping expenses (principally freight out) being a higher percentage of sales, 6.8% in 1997 versus 6.1% in 1996, due to lower product selling prices during 1997.

  Interest expense for the year ended January 3, 1998 increased $6.1 million to $8.4 million from $2.3 million for the year ended December 28, 1996. The increase is principally due to the interest expense on the $75 million of senior subordinated notes issued during February 1997.

  Income tax provision for the year ended January 3, 1998 increased $2.1 million to $1.9 million from $(0.2) million for the year ended December 28, 1996. This increase includes a tax charge of $2.3 million to record a cumulative deferred tax liability upon the termination of the Company's "S" corporation election offset by $0.6 million deferred tax asset for a federal net operating loss. The Company was taxed as an "S" corporation for federal and state taxation purposes during 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

  Net sales for the year ended December 28, 1996 increased by $10.1 million, or 10.4%, to $106.9 million from $96.8 million for the year ended December 30, 1995. The increase is primarily due to sales of differentiated products partially offset by a $2.1 million decrease in sales of Vinylweld products. For the core product group, increased volumes were substantially offset by lower prices resulting in flat sales between the periods.

  Gross profit for the year ended December 28, 1996 increased by $9.6 million, or 42.6%, to $32.1 million from $22.5 million for the year ended December 30, 1995. Gross profit margin increased to 30.0% for the year ended December 28, 1996 from 23.2% for the year ended December 30, 1995. The increase in gross profit margin is related to (i) an increase in 1996 of sales of high margin differentiated products, (ii) a LIFO adjustment decreasing gross profit in 1995 by $3.4 million due to significant increases in the cost of paper and
(iii) significant and unusual paper price fluctuations which caused the Company to experience inventory gains of $1.8 million in 1995 due to selling lower priced inventory at the then current higher selling prices and inventory losses of $3.1 million in 1996 due to selling higher priced inventory at the then current lower selling prices. Vinylweld gross profit percentage increased 5.7% in 1996 from 1995 due to productivity improvements in the plant. However, decreases in unit volume caused gross profit to be flat between periods.

  SG&A expenses for the year ended December 28, 1996 increased $3.3 million, or 25.2%, to $16.5 million from $13.2 million for ended December 30, 1995. As a percentage of net sales, SG&A expenses increased to 15.5% for the year ended December 28, 1996 from 13.6% for the year ended December 30, 1995 as a result of a multimedia advertising campaign launched in 1996. Vinylweld SG&A expenses decreased by $0.4 million or 21.8% from $1.8 million in 1995 to $1.4 million in 1996. The decrease is primarily attributed to an increase in non-commission sales.

  Income from operations for the year ended December 28, 1996 increased by $6.3 million to $15.6 million from $9.3 million for the year ended December 30, 1995. Income from operations as a percentage of net sales for the year ended December 28, 1996 increased to 14.6% from 9.6% for the year ended December 30, 1995.

  Interest expense for the year ended December 28, 1996 decreased $0.6 million to $2.3 million from $2.9 million for the year ended December 30, 1995. The decrease is attributable primarily to a lower interest rate which applied to borrowings during 1996 compared to 1995. This was offset by a full year of interest expense in 1996 on Industrial Revenue Bonds used to finance the construction of the Virginia plant.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities for the year ended January 3, 1998 was $0.8 million as compared to net cash provided by operating activities of $13.4 million for the year ended December 28, 1996. The decrease was primarily due to lower income earned during 1997 and changes in the Company's working capital accounts, principally inventory.

  Net cash provided by financing activities for the year ended January 3, 1998 was $15.9 million as compared to net cash used in financing activities of $13.2 million for the year ended December 28, 1996. The increase consisted of $72.6 million relating to the net proceeds of the issuance of senior subordinated notes, offset by an increase in dividend distributions of $30.8 million and a $12.7 million reduction in long-term debt.

  Net cash provided by operating activities for the year ended December 28, 1996 was $13.4million as compared to $10.9 million for the year ended December 30, 1995. The increase was primarily attributable to an $8.5 million increase in net income offset by $6.0 million increase in working capital. Such increase in working capital was primarily attributable to higher accounts receivable and inventory balance as of December 28, 1996.

  Capital expenditures in the fiscal years 1997, 1996 and 1995 were $1.6 million, $0.9 million, and $8.6 million, respectively. The capital expenditures for 1995 included $7.5 million for the construction of the Company's headquarters and Virginia manufacturing facility. The Company expects that capital expenditure requirements will be approximately $2.0 million for 1998. The Company believes capital expenditure levels are sufficient to maintain competitiveness and to provide sufficient manufacturing capacity. The Company expects to fund capital expenditures primarily from cash generated from operating activities.

  The Company's average working capital borrowings under its Credit Agreement for the fiscal years 1997, 1996, and 1995 was $2.5 million, $24.9 million and $29.7 million, respectively. The Company's maximum working capital borrowings outstanding were $10.9 million, $39.4 million, and $44.1 million, respectively for the same fiscal years.

  The Credit Agreement and the Indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities.

  The information below relating to the Credit Agreement is a summary of the material terms thereof qualified by reference to the complete text of the documents. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, including letters of credit. The Credit Agreement is secured by first priority liens on substantially all of the Company's assets. The Credit Agreement expires on February 23, 1999, unless extended. The interest rate per annum applicable to the Credit Agreement is the prime rate, as announced by the Bank plus a margin from 0.0% to 0.7% or, at the Company's option, the Eurodollar rate plus a margin from 1.0% to 2.2% (based on the Company's ratio of EBITDA minus capital expenditures to Interest Expense). The Company is not required to pay a commitment fee on unused commitments under the Credit Agreement. The Credit agreement permits the Company to prepay loans and to permanently reduce credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts.

  The availability of the Credit Agreement is subject to various conditions precedent. Advances are made under the Credit Agreement up to an aggregate $35,000 based on a borrowing base comprised of eligible accounts receivable, inventory and net fixed assets at the following advance rates: 85% of the value of eligible accounts receivable, plus 55% of the value of eligible inventory, plus approximately $5.0 million on net fixed assets (which amortizes over time; minus a reserve of $2.5 million).

  Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including the availability of seasonal borrowings under the Credit Agreement will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

  The Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75 million 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at January 3, 1998, the Company's effective interest rate under the swap agreement was 10.1%. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument

INFLATION

  The Company believes that inflation has not had a material impact on its results of operations for the three years ended January 3, 1998.

YEAR 2000 COMPLIANCE

  The company has determined that it will need to upgrade its software/hardware so that its information systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company's comprehensive year 2000 initiative is being managed by a team of internal staff augmented with external consultants. The costs of the year 2000 upgrade are not expected to be material to the financial position of the Company. The Company expects to be year 2000 compliant by the end of 1998 fiscal year.

DISCLOSURES REGARDING ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

  The Financial Accounting Standards Board has issued various new statements including Statements Nos. 128, 129, 130, 131 and 132. The Company complied with the requirements (disclosure) of Statements Nos 128 (basic earnings per share) and 129 (disclosure about capital structure) in 1997. Statement Nos. 130 (comprehensive income), 131 (segment disclosures) and 132 (pension and other postretirement benefit) are not effective until fiscal year 1998 and the Company did not adopt early. Adoption of those standards will not materially impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Audited Financial Statements and schedule on pages F-F19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has not filed a form 8-K reporting a change of independent auditors or any disagreement with the independent auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages as of December 1997, and a brief account of the business experience of each person who is a director or executive officer of the Company.

             NAME              AGE                     POSITION
             ----              ---                     --------
Alan Hodes....................  54 Chief Executive Officer and Director
Dan Gallo.....................  45 President
Michael Greenberg.............  57 Executive Vice President
William Leary.................  38 Vice President, Chief Financial Officer and
                                    Administrative Officer
Deborah Hodes.................  45 Vice President/Creative Director and Director
Thomas McWilliams.............  54 Director
David Howe....................  33 Director
James Stevens.................  61 Director

  Alan Hodes joined Williamhouse-Regency in 1966. From 1972 to 1982, Mr. Hodes served as Vice President of Williamhouse Regency and President of its Pen-Tab division. Mr. Hodes and Michael Greenberg purchased Pen-Tab in 1982 from Williamhouse-Regency. Mr. Hodes received his B.S. degree in Accounting from Brooklyn College. He is married to Deborah Hodes.

  Dan Gallo joined the Company on September 1, 1997. Mr. Gallo has over 20 years of experience in the Office Products Industry. He earned his Business Administration and Marketing Degree at John Carroll University. Prior to joining the Company, Mr. Gallo was employed as Vice President of Sales at Sanford Corporation a division of Newell Company where he worked for 19 years. During the course of his employment with Sanford, Mr. Gallo held several sales related positions including Regional Sales Manager, National Account Manager and National Field Sales Manager for both the commercial and retail markets. He is credited with pioneering Sanford into the retail marketplace where they currently hold a leadership position.

  Michael Greenberg has been Executive Vice President since 1971. Mr. Greenberg was Vice President of Vinylweld, Inc. the predecessor of the Company's packaging business, when it was acquired by the Company. He was previously Manufacturing Manager for Mohawk Tablet Company. Mr. Greenberg graduated from the University of Illinois with a B.S. degree in Industrial Engineering.

  William Leary has been Vice President, Chief Financial and Administrative Officer of the Company since 1991. Mr. Leary is a certified public accountant. He was previously employed by Ernst & Young as a Senior Manager in the Audit practice. Mr. Leary earned a Bachelors of Business Administration degree in Accounting in 1982 from Bernard M. Baruch College of the City University of New York.

  Deborah Hodes has been Vice President/Creative Director of the Company since 1992. Ms. Hodes experience in the fashion related industry includes a position as Fashion Director for a chain of specialty department stores and Assistant to a leading clothing and fragrance designer. Ms. Hodes' education includes the New York School of Interior Design, Parsons School of Design and Chamberlayne College. Ms. Hodes is married to Alan Hodes.

  Thomas McWilliams has been affiliated with CVC since 1983 and presently serves as managing director of CVC as well as a member of CVC's investment committee. From 1978 until 1983, Mr. McWilliams served as an executive officer, including as vice president, president and chief operating officer, of Shelter Resources Corporation, a publicly held holding company with operating subsidiaries in the manufactured housing industry. From 1967 until 1978, Mr. McWilliams served in various corporate finance and management positions at Citibank, N.A. Mr. McWilliams is currently a director of each of Chase Brass Industries, Inc., Ergo Science Corporation and various privately owned companies.

  David Howe has been employed at CVC since 1993. Prior thereto, he worked at Butler Capital, a private investment company. He serves on the Board of Directors of Aetna Industries, Inc., Brake-Pro, Inc., Cable Systems International, Inc., Copes-Vulcan, Inc., Sinter Metals, Inc., Milk Specialties Company and American-Italian Pasta Company. He also represents Citicorp on the Board of Del Monte Foods Company. He is a graduate of Harvard College and Harvard Business School.

  James Stevens is presently a financial consultant and serves a variety of organizations as a corporate director or as a trustee. From 1987 through 1994, Mr. Stevens was affiliated with Prudential Insurance Company of America, serving as Executive Vice President. He was also Chairman and Chief Executive Officer of the Prudential Asset Management Group (August 1993 through December
1994), the Senior Officer in charge of the Private Placement Group (October 1987 through August 1993) and a member of the Operating Council. Mr. Stevens is a former Managing Director of Dillon, Read & Co. Inc., a former Executive Vice President of Citicorp/Citibank and a former Chairman of CVC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  The Company will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, the Company may compensate directors for services provided in such capacity.

COMPENSATION OF EXECUTIVE OFFICERS

  The following summarizes the principal components of compensation of the Company's Chief Executive Officer and each officer whose compensation exceeded $100,000 for fiscal 1997. The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

                          SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                                    FISCAL -------------------
            NAME AND PRINCIPAL POSITION              YEAR             BONUS($)
            ---------------------------             ------ SALARY ($) --------
Alan Hodes.........................................  1997   300,000       -0-
 Chief Executive Officer                             1996   300,000       -0-
Dan Gallo..........................................  1997   220,000   118,000
 President
Michael Greenberg..................................  1997   228,800       -0-
 Executive Vice President                            1996   228,800    60,000
William Leary......................................  1997   117,000    50,000
 Vice President, Chief Financial and Administrative
  Officer                                            1996   110,000    95,000
Deborah Hodes......................................  1997   103,000    50,000
 Vice President, Creative Director

EMPLOYMENT AGREEMENTS

  Currently, Pen-Tab Holdings, Inc. has employment agreements with Messrs. Hodes and Greenberg. The employment agreements provides for (i) payment of a base salary indexed to inflation, (ii) payment of bonuses of up to fifty percent of base salary to be awarded at the discretion of the Company's Board of Directors and (iii) certain fringe benefits. Each employment agreement provides that the executive may be terminated by the Company only with cause, and provides that the executive will not compete with the Holdings or its subsidiaries during the period of employment and for the three years thereafter. Each executive is entitled to receive a severance payment in the event of a resignation caused by the relocation of the office at which the executive is employed.

PENSION PLAN

  The Company sponsors a 401(k) plan for all non-union employees meeting the participation requirements. The Company matches the employee's contribution at a rate of 50% on the employee's first 5% of wages.

  The Company also contributes to a union sponsored multi-employer defined contribution pension plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of the Company's issued and outstanding capital stock is owned by Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this form 10-K:

    1) Financial statements and report of Ernst & Young LLP, Independent
  Auditors

    2) Financial statement schedules

    3) Exhibits: the exhibits listed on the accompanying index to exhibits are filed as part of this form 10-K.

  (a) Reports of form 8-K: None.

  (b) Exhibits: See item 14(a) above.

  (c) Financial statement schedules: See item 14(a) above.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pen-Tab Industries, Inc.
                                          (Registrant)

Date: April 3, 1998                                 /s/ William Leary
                                          By:__________________________________
                                             William Leary
                                             Vice President, Chief Financial
                                             and
                                             Administrative Officer (principal
                                             financial
                                             officer and accounting officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.


              SIGNATURE                      TITLE                   DATE

    /s/     Alan Hodes               Chief Executive           April 3, 1998
-----------------------------------   Officer and
            Alan Hodes                Director

    /s/    William Leary             Chief Financial           April 3, 1998
-----------------------------------   Officer
           William Leary

    /s/    Deborah Hodes             Vice President and        April 3, 1998
-----------------------------------   Director
           Deborah Hodes

    /s/  Thomas McWilliams           Director                  April 3, 1998
-----------------------------------
         Thomas McWilliams

    /s/     David Howe               Director                  April 3, 1998
-----------------------------------
            David Howe

    /s/    James Stevens             Director                  April 3, 1998
-----------------------------------
           James Stevens

                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2), (C) AND (D)

                                BALANCE SHEETS

                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                           STATEMENTS OF CASH FLOWS

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                               CERTAIN EXHIBITS

                          YEAR ENDED JANUARY 3, 1998

                           PEN-TAB INDUSTRIES, INC.

                             FRONT ROYAL, VIRGINIA


  The following financial statement schedule of Pen-Tab Industries, Inc. are included in Item 14(d):

    Schedule II Valuation and qualifying accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Pen-Tab Industries, Inc.

  We have audited the accompanying balance sheets of Pen-Tab Industries, Inc. as of December 28, 1996 and January 3, 1998, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended January 3, 1998. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen-Tab Industries, Inc. at December 28, 1996 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

March 13, 1998
Vienna, Virginia

                            PEN-TAB INDUSTRIES, INC.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 28, JANUARY 3,
                                                            1996        1998
                                                        ------------ ----------
ASSETS
Current assets:
  Cash and cash equivalents............................   $   111     $13,676
  Accounts receivable (less allowances for discounts,
   credits and doubtful accounts of $1,375 and $403)...    10,697       8,321
  Inventories..........................................    14,738      21,787
  Prepaid expenses and other current assets............       577         988
                                                          -------     -------
Total current assets...................................    26,123      44,772
Property, plant and equipment, at cost:
  Machinery and equipment..............................    20,296      19,709
  Furniture and fixtures...............................     1,069       1,490
  Leasehold improvements...............................       150         170
  Land and building....................................     6,893       6,944
                                                          -------     -------
                                                           28,408      28,313
Less: accumulated depreciation and amortization........    11,641      12,538
                                                          -------     -------
                                                           16,767      15,775
Other assets...........................................       614       3,245
                                                          -------     -------
Total assets...........................................   $43,504     $63,792
                                                          =======     =======


                 See accompanying notes to financial statements

                            PEN-TAB INDUSTRIES, INC.

                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 28, JANUARY 3,
                                                            1996        1998
                                                        ------------ ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................   $ 2,774     $  2,671
  Accrued expenses and other current liabilities.......     1,424        1,023
Accrued interest on subordinated notes.................        --        3,330
  Deferred income taxes................................         9          140
  Current portion of long-term debt....................    16,037          540
                                                          -------     --------
Total current liabilities..............................    20,244        7,704
                                                          -------     --------
Long-term debt.........................................     8,173       82,214
Deferred income taxes..................................        35        1,879
Stockholders' equity (deficit):
  Common Stock Class A $.01 par value, 1,000 shares
   authorized; 800 shares issued at December 28, 1996,
   0 shares issued at January 3, 1998..................        --           --
  Common Stock Class B (non-voting) $.01 par value
   1,000 shares authorized; 480 shares issued at
   December 28, 1996, 0 shares issued at January 3,
   1998................................................        --           --
  Common Stock $.01 par value, 1,000 shares authorized;
   0 shares issued at December 28, 1996 , 100 shares
   issued at January 3, 1998...........................        --           --
  Retained earnings (deficit)..........................    15,052      (28,005)
                                                          -------     --------
Total stockholder's equity (deficit)...................    15,052      (28,005)
                                                          -------     --------
Total liabilities and stockholders' equity (deficit)...   $43,504     $ 63,792
                                                          =======     ========


                See accompanying notes to financial statements.

                            PEN-TAB INDUSTRIES, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                             (DOLLARS IN THOUSANDS)

                                                           FISCAL YEAR
                                                    ---------------------------
                                                     1995      1996      1997
                                                    -------  --------  --------
Net sales.......................................... $96,808  $106,869  $ 96,637
Cost of goods sold.................................  74,305    74,781    71,701
                                                    -------  --------  --------
Gross profit.......................................  22,503    32,088    24,936
Expenses:
  Selling, general and administrative..............  13,204    16,528    16,838
  Other:
    Interest income................................      --        --      (228)
    Interest expense...............................   2,883     2,346     8,422
    Relocation and reorganization expenses.........   1,906        --       804
    Other income--net..............................     (55)       (4)       --
                                                    -------  --------  --------
Total expenses.....................................  17,938    18,870    25,836
                                                    -------  --------  --------
Income (loss) before income taxes..................   4,565    13,218      (900)
Income tax (benefit) provision.....................    (343)     (191)    1,945
                                                    -------  --------  --------
Net income (loss)..................................   4,908    13,409    (2,845)
Retained earnings, beginning of year...............   9,065    11,339    15,052
Dividends..........................................  (2,634)   (9,401)  (40,212)
Adjustment for cancellation of treasury stock......      --      (295)       --
                                                    -------  --------  --------
Retained earnings, end of year..................... $11,339  $ 15,052  $(28,005)
                                                    =======  ========  ========
Unaudited Pro Forma Data:
  Historical income (loss) before income taxes..... $ 4,565  $ 13,218  $   (900)
  Pro forma tax provision (benefit)................   1,948     4,956      (338)
                                                    -------  --------  --------
  Pro forma net income (loss)...................... $ 2,617  $  8,262  $   (562)
                                                    =======  ========  ========


                See accompanying notes to financial statements.

                            PEN-TAB INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                          FISCAL YEAR
                                                    -------------------------
                                                     1995     1996     1997
                                                    -------  -------  -------
OPERATING ACTIVITIES
Net income (loss).................................. $ 4,908  $13,409  $(2,845)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization....................   2,760    2,352    2,554
  Amortization of debt issue costs.................       7       12      414
  Deferred income taxes............................    (745)    (351)   1,975
  Provision for losses on accounts receivable......      89       31      144
  Changes in operating assets and liabilities:
    Accounts receivable............................   3,333   (1,559)   2,232
    Inventories....................................   1,207      (78)  (7,049)
    Prepaid expenses, other current assets and
     other assets..................................     (53)    (292)    (507)
    Accounts payable...............................  (1,162)   1,026     (103)
    Accrued expenses and other liabilities.........     823   (1,194)    (913)
    Accrued interest on subordinated notes.........      --       --    3,330
    Other..........................................    (241)      --       --
                                                    -------  -------  -------
Net cash provided by (used in) operating activi-
 ties..............................................  10,926   13,356     (768)
                                                    -------  -------  -------
INVESTING ACTIVITIES
Purchase of property, plant and equipment..........  (8,556)    (890)  (1,562)
Proceeds from sale of equipment....................      35       --       --
Net cash used in investing activities..............  (8,521)    (890)  (1,562)
                                                    -------  -------  -------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.................  17,192   20,586   18,688
Repayments of long-term borrowings................. (24,349) (24,376) (35,144)
Proceeds from issuance of industrial development
 revenue bonds.....................................   7,500
Proceeds from issuance of senior subordinated
 notes.............................................      --       --   72,563
Dividends..........................................  (2,634)  (9,401) (40,212)
                                                    -------  -------  -------
Net cash (used in) provided by financing activi-
 ties..............................................  (2,291) (13,191)  15,895
                                                    -------  -------  -------
Increase (decrease) in cash and cash equivalents...     114     (725)  13,565
Cash and cash equivalents at beginning of year.....     722      836      111
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $   836  $   111  $13,676
                                                    =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................... $ 2,776  $ 2,436  $ 5,109
                                                    =======  =======  =======
    Income taxes................................... $   284  $   123  $   512
                                                    =======  =======  =======
  Non-cash transaction:
    Services purchased related to the debt offering
     and paid for by a reduction of proceeds
     received...................................... $    --  $    --  $ 2,437
                                                    =======  =======  =======
    Purchase of machinery in exchange for
     Promissory note...............................
                                                    $   766  $    --  $    --
                                                    =======  =======  =======

                See accompanying notes to financial statements.

                           PEN-TAB INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

1. RECAPITALIZATION, BASIS OF PRESENTATION OF FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS

  On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 4, 1997, the Company issued $75 million 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 20 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transactions, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

  The financial statements of Pen-Tab Industries, Inc. for fiscal 1995 represent the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab Industries of California, Inc., a Delaware corporation, which were controlled under common ownership. Intercompany accounts and transactions have been eliminated in combination. Effective July 1, 1996, the two companies were merged into a new Virginia corporation, called Pen-Tab Industries, Inc., with no change in ownership, and accordingly, the historical book values of the companies assets and liabilities were carried forward to the new company. In connection with the merger, Pen-Tab Industries, Inc. recorded a charge to retained earnings of $295 relating to the cancellation of treasury stock previously held by the two companies, and eliminated the treasury stock and related additional capital balances.

  The Company, a wholly owned subsidiary of Holdings, is a leading manufacturer of school, home and office supply products. Its products include legal pads, wirebound notebooks, envelopes, school supplies, and arts and crafts products. The Company is a primary supplier of many national discount store chains, office supply super stores, and wholesale clubs throughout the United States and Canada. The Company, through its Vinylweld division, is a leading designer and manufacturer of vinyl packaging products. Sales are made on open account and the Company generally does not require collateral.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Method of Accounting

  The accompanying financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The 1995 and 1996 fiscal years refer to the fifty-two week periods ended December 30, 1995 and December 28, 1996, respectively. The 1997 fiscal year refers to the fifty-three week period ended January 3, 1998.

 Revenue Recognition

  Sales are recognized upon product shipment (FOB shipping point). All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to the Company for replacement or credit.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) method.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

 Amortization of Debt Issue Costs

  Debt issue costs are stated at cost and amortized to interest expense. Amortization of debt issue costs is computed on the straight-line basis over the maturity of the applicable debt, which range from one year for the Credit Agreement, ten years for the Senior Subordinated Notes and twenty years for the Industrial Development Revenue Bonds. The Company complies with Statements of Financial Standards (FAS 121) "Accounting for the Impairment of Long-Lived Assets" as related to its debt issue costs and other intangibles. The related accumulated amortization expense at December 28, 1996 and January 3, 1998 was $19 and $433, respectively. Unamortized debt issue costs at December 28, 1996 and January 3, 1998 were $221 and $2,866, respectively, and are included in other assets.

 Advertising Costs

  The Company expenses the costs of advertising as incurred. Such costs amounted to approximately $512, $2,934 and $2,658, for fiscal 1995, 1996, and 1997, respectively.

 Income Taxes

  The Company accounts for income taxes and the related assets and liabilities in accordance with FAS 109, "Accounting for Income Taxes." Provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts are recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. Also see Note 7.

 Fair Value of Financial Instruments

  The Company considers the recorded value of its monetary assets and liabilities, which consist primarily of cash, cash equivalents, accounts receivable, accounts payable and long-term debt, to approximate the fair value of the respective assets and liabilities at December 28, 1996 and January 3, 1998.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

 Derivatives

  Premiums paid on the interest swap agreement are amortized as interest expense over the term of the agreement. Amounts received under the swap agreement are recorded as a reduction of interest expense.

 Risk and Uncertainties

  The Company is potentially subjected to concentrations of credit risk with trade accounts receivable. Because the Company has a large and diverse customer base, there was no material concentration of credit risk related to trade accounts receivable at January 3, 1998. Also during fiscal year 1997, the Company increased inventories in anticipation of rising paper prices and increased 1998 sales.

 New Accounting and Auditing Pronouncements

  The Financial Accounting Standards Board (FAS) has issued various new statements including Statements Nos. 128, 129, 130, 131 and 132. FAS Statement No. 128 was not applicable. The Company complied with the requirements (disclosure) of Statement No. 129 (disclosure about capital structure) in 1997. Statement Nos. 130 (comprehensive income), 131 (segment disclosures) and 132 (pension and other postretirement benefit) are not effective until fiscal year 1998 and the Company did not adopt early. Adoption of those standards will not materially impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

 Reclassification

  Certain amounts included in prior years' financial statements have been reclassified to conform to the current year format.

3. UNAUDITED PRO FORMA DATA

  As described further in Note 7, the Company was taxed as an "S" corporation during fiscal 1995 and 1996. Upon completion of the recapitalization described in Note 1, Pen-Tab Industries, Inc. terminated its "S" corporation status. The pro forma related statement of income and retained earnings for fiscal 1995, 1996 and 1997 reflect adjustments to the Company's income tax provision, as if the Company had been taxed as a "C" corporation for the respective periods.

4. INVENTORIES

  Inventories consist of the following:

                                                         DECEMBER 28, JANUARY 3,
                                                             1996        1998
                                                         ------------ ----------
      Raw materials.....................................   $ 7,445     $ 8,993
      Work-in-process...................................       192         372
      Finished goods....................................     7,101      12,422
                                                           -------     -------
                                                           $14,738     $21,787
                                                           =======     =======

  It is estimated that inventories would have been $707 higher than reported on January 3, 1998, and $963 higher than reported on December 28, 1996, if the quantities valued on the LIFO basis were instead valued on

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)
the first-in-first-out (FIFO) basis. For purposes of comparability, had LIFO inventories been reported at values approximating current cost as would have resulted from using the FIFO method and if no other assumptions were made as to changes in income, income before taxes would have been approximately $3,430 higher in fiscal 1995 and $3,620 and $256 lower in fiscal 1996 and 1997, respectively. The Company reports its inventory under the LIFO method in order to better match its income and expenses.

  During fiscal year 1995, inventory quantities were reduced causing a liquidation of LIFO inventory layers that were carried at the lower costs that prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by approximately $1,032.

5. DIVIDENDS

  Dividends for fiscal years 1995 and 1996 of $2,634 and $9,401, respectively, were paid to the stockholders of the Company. Dividends for the fiscal year 1997 amounted to $40,212; including $5,695 paid to the stockholders of the Company in the period to February 3, 1997 and $34,517 paid by the Company to Holdings.

6. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                         DECEMBER 28, JANUARY 3,
                                                             1996        1998
                                                         ------------ ----------
      Collateralized loans payable to a bank............   $15,782     $    --
      Senior Subordinated Notes.........................        --      75,000
      Industrial development revenue bonds..............     7,500       7,500
      Promissory note payable...........................       568          --
      Capital lease obligations.........................       360         254
                                                           -------     -------
                                                            24,210      82,754
      Less: current portion.............................    16,037         540
                                                           -------     -------
                                                           $ 8,173     $82,214
                                                           =======     =======

  The Company had collateralized loans payable to Bank of America under a Loan and Security Agreement that expired on February 4, 1997, which provided for loans based on specified percentages of accounts receivable, inventory, and property, plant and equipment up to an aggregate maximum of $57,000. The interest rate for borrowing was at LIBOR plus a sliding scale spread. On February 4, 1997 the Company repaid the outstanding obligation on the Loan and Security Agreement and entered into a new Credit Agreement with Bank of America ("The Credit Agreement"). The Credit Agreement, which expires on February 23, 1999, provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable, inventory, and property, plant and equipment, up to an aggregate maximum of $35,000. The interest rate per annum applicable to the Credit Agreement is the prime rate, as announced by the Bank plus a margin from 0.0% to 0.7% or at the Company's option, the Eurodollar rate plus a margin from 1.0% to 2.2% (based on the Company's ratio of EBITDA minus capital expenditure to interest expense. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios relating to cash flow and working capital, reduce the principle balance of any loans outstanding to zero for a period of sixty days beginning September 30 of each fiscal year and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the Company are pledged as collateral for balances owing under this Credit Agreement. The weighted average borrowing rate was 6.9% and 7.5% for fiscal year 1996 and 1997, respectively.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

  The 10 7/8% Senior Subordinated Notes are due in 2007. The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at January 3, 1998, the Company's effective interest rate under the swap agreement was 10.1%. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument.

  The industrial development revenue bonds represent 20-year tax-exempt bonds issued through the Town of Front Royal and the County of Warren, Virginia on April 1, 1995. Interest is paid monthly, and is calculated using a floating rate determined every 7 days with reference to a tax-exempt bond index (3.8% as of January 3, 1998 plus a bank of letter of credit fee of 1.5%). The industrial development revenue bonds are subject to a mandatory sinking fund redemption commencing April 1, 1998, under which Pen-Tab is required to make 17 annual installments of $400, with a final installment of $700, due in 2015. Repayment is collateralized by a bank standby letter of credit and a first security interest in Pen-Tabs land and buildings in Front Royal, Virginia. The bonds may be redeemed at the option of Pen-Tab, in whole or in part, on any interest payment date.

  During fiscal 1995, Pen-Tab purchased certain production machinery in exchange for a promissory note in the amount of $766. The promissory note is repayable in 10 semi-annual installments and bears interest at 8% per year. Repayment of the note is collateralized by a first security interest in the machinery purchased. On June 27, 1997 the Company retired the promissory note in full.

7. INCOME TAXES

  The Company elected to be treated as an "S" corporation for federal income tax purposes for 1995 and 1996 under which income, losses, deductions and credits were allocated to and reported by the company's stockholders based on their respective ownership interests. Accordingly, no provision for income taxes was required for 1995 and 1996, except for certain state income taxes. Effective February 4, 1997, in conjunction with the Recapitalization described in Note 1, the Company terminated its "S" corporation election.

  Significant components of the provision benefit from for income taxes for fiscal 1995, 1996 and 1997 were as follows:

                                                                1995 1996  1997
                                                                ---- ---- ------
Current
  Deferred Tax Assets Allowance for bad debts.................. $  4 $--  $   68
    Inventory capitalization...................................    8   2      95
    Unused net operating loss..................................   --  --     232
                                                                ---- ---  ------
                                                                  12   2     395
  Deferred Tax Liability
    LIFO reserve...............................................  334  11     535
                                                                ---- ---  ------
                                                                 334  11     535
                                                                ---- ---  ------
      Net Current Deferred Tax Liability....................... $322 $ 9  $  140
                                                                ==== ===  ======
Non-current
  Deferred Tax Liability Property, plant and equipment......... $ 54  35  $1,879
                                                                ==== ===  ======

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

  The components of income tax expense (benefit) from continuing operations are:

                                                           1995   1996    1997
                                                           -----  -----  ------
      Current
        Federal........................................... $  --  $  95  $   --
        State.............................................   402     --     (30)
                                                           -----  -----  ------
                                                             402     95     (30)
      Deferred
        Federal...........................................  (586)    --   1,691
        State.............................................  (159)  (286)    284
                                                           -----  -----  ------
                                                            (745)  (286)  1,975
                                                           -----  -----  ------
      Income tax (benefit) provision...................... $(343) $(191) $1,945
                                                           =====  =====  ======

  The Company's effective income tax rate varied from the statutory federal income tax rate for fiscal years as follows:

                                                         1995    1996    1997
                                                        ------  ------  ------
      Statutory federal income tax rate................ $1,552  $4,494  $ (306)
      State income taxes, net of federal benefit.......    365      99     (36)
      Change in entity status..........................   (586)     --   2,343
      (Income) loss taxed at shareholders level........ (1,552) (4,494)    108
      Other, including permanent differences...........   (122)   (290)   (164)
                                                        ------  ------  ------
                                                        $ (343) $ (191) $1,945
                                                        ======  ======  ======

  No valuation allowance has been recorded as of January 3, 1998 related to the deferred tax assets. The Company believes it is more likely than not that the Company's deferred tax assets will be realized.

  During fiscal 1995, the Company recognized a federal income tax benefit related to the change from "C" corporation status to "S" corporation status under which a deferred tax credit of approximately $586 was recognized into income. The net tax benefit represents the difference between the deferred tax credit recognized and state income taxes payable for the year.

  During fiscal 1997, the Company was taxed as an "S" corporation for the period ended February 3, 1997 and as a "C" corporation for the period thereafter. The Company recorded a cumulative deferred tax liability of $2,343 upon termination of the Company's "'S" corporation election. The Company has available for federal income tax purposes a $640 net operating loss, which expires in 2012.

8. LEASES AND COMMITMENTS

  The Company rents certain office, manufacturing and warehouse facilities in California and Chicago under leases which expire in May 2002 and December 2009, respectively. The Company also leases certain machinery and equipment under agreements that expire in the year 2000.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

  Future minimum lease payments under noncancellable operating and capital leases are as follows, as of January 3, 1998:

      FISCAL YEAR                                              OPERATING CAPITAL
      -----------                                              --------- -------
      1998....................................................  $  998    $137
      1999....................................................     998     115
      2000....................................................   1,039      32
      2001....................................................     983      --
      2002....................................................     584      --
      Thereafter..............................................   2,038      --
                                                                ------    ----
      Total...................................................  $6,640    $284
                                                                ======    ====
      Imputed interest........................................             (30)
                                                                          ----
      Present value...........................................            $254
                                                                          ====

  Rent expense was approximately $1,852, $1,148 and $1,197 in fiscal 1995, 1996 and 1997, respectively, and included payments of $383 in fiscal 1995 to a related party (company controlled by shareholders) for the Company's New York premises.

  Included in the property, plant and equipment balance are machinery and equipment held under capitalized leases of $928 and $231 at December 28, 1996 and January 3, 1998, respectively. Amortization of the capital lease assets are included in depreciation expense.

  At December 28, 1996 and January 3, 1998, the Company had standby letters of credit outstanding in the amounts of $457, respectively, issued by a bank on behalf of Pen-Tab in connection with a workers compensation insurance program. See also Note 6.

9. RELATED PARTY TRANSACTIONS

  General and administrative expenses during fiscal 1995 include $100 paid to a related party (company controlled by shareholders) for management and other services. See also Note 8.

10. YEAR 2000 COMPLIANCE

  The Company has determined that it will need to upgrade its software/hardware so that its information systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

  The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff augmented with external consultants on a need basis. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The costs of the Year 2000 upgrades are not expected to be material to the financial position of the Company.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

11. RELOCATION AND REORGANIZATION EXPENSES

  During fiscal 1995, the Company relocated its headquarters and its east coast manufacturing facilities from Glendale, New York to Front Royal, Virginia. The non- recurring charges of $1,906 associated therewith are reported as relocation expenses in the statements of income and retained earnings. During fiscal 1997, the Company reorganized its sales and marketing functions. The non-recurring charges of $804 for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statements of income and retained earnings.

12. MAJOR CUSTOMERS--SCHOOL, HOME AND OFFICE SEGMENT

  During fiscal 1995, there were three customers each in excess of 10% of revenues for the year. Such customers collectively accounted for 50.8% of the Company's sales.

  During fiscal 1996, there were two customers each in excess of 10% of revenues for the year. Such customers collectively accounted for 37.4% of the Company's sales.

  During fiscal 1997, there were two customers each in excess of 10% of revenues for the year. Such customers collectively accounted for 39.1% of the Company's sales.

13. DEFINED CONTRIBUTION PLAN

  The Company sponsors a 401(k) plan in which nonunion full-time employees meeting certain age and employment requirements are eligible for participation. Participating employees can contribute between 2% and 15% of their annual compensation. During fiscal 1995 and through September 1996, the Company matched employee contributions at a rate of 20% of the employees annual contributions up to 1% of the employees annual compensation. Effective October, 1996 and thereafter, the Company matched employee contributions at a rate of 50% of the employees annual contributions up to 2% of the employees annual compensation. Total expense under the plan amounted to $32, $42 and $136 in fiscal 1995, 1996 and 1997, respectively.

  The Company also contributes to a union sponsored multi-employer defined contribution pension plan. All union employees meeting certain employment requirements are covered. Total expense under the union sponsored plan amounted to $94, $21, and $24 in fiscal 1995, 1996 and 1997, respectively.

14. SUBSEQUENT EVENTS

  Effective February 3, 1998, the net assets of $1,500 of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company also sold 20% of the Vinylweld L.L.C. to its new president.

                           PEN-TAB INDUSTRIES, INC.

                            (DOLLARS IN THOUSANDS)

15. SEGMENT INFORMATION

  As described in Note 1, the Company operates in two business segments consisting of school, home and office products, and vinyl packaging products. The following table provides certain financial data regarding these two segments.

                                                SCHOOL, HOME   VINYL
                                                 AND OFFICE  PACKAGING
                                                  PRODUCTS   PRODUCTS   TOTAL
                                                ------------ --------- --------
1997
  Net sales....................................   $88,014     $ 8,623  $ 96,637
  Operating earnings...........................     6,905         389     7,294
  Identifiable assets..........................    61,578       2,214    63,792
  Depreciation and amortization................     2,356         198     2,554
  Capital expenditures.........................     1,498          64     1,562
1996
  Net sales....................................   $96,402     $10,467  $106,869
  Operating earnings...........................    13,981       1,579    15,560
  Identifiable assets..........................    40,981       2,523    43,504
  Depreciation and amortization................     2,134         218     2,352
  Capital expenditures.........................       794          96       890
1995
  Net sales....................................   $84,280     $12,528  $ 96,808
  Operating earnings...........................     6,322       1,071     7,393
  Identifiable assets..........................    40,782       3,023    43,805
  Depreciation and amortization................     2,650         110     2,760
  Capital expenditures.........................     9,230          92     9,322

  For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and reorganization and relocation expenses. In addition, intersegment sales are appropriately eliminated.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            PEN-TAB INDUSTRIES, INC.

                                BALANCE AT
                                BEGINNING  BAD DEBTS  CHARGE-OFF BALANCE AT END
         DESCRIPTION            OF PERIOD   EXPENSE   DEDUCTIONS   OF PERIOD
         -----------            ---------- ---------- ---------- --------------
Allowance for doubtful
 accounts for the years ended:
  January 3, 1998.............    $   76      $144     $   (34)      $ 186
  December 28, 1996...........        75        31         (30)         76
  December 25, 1995...........    $  190      $ 89     $  (204)      $  75
                                BALANCE AT
                                BEGINNING  REBATE AND CHARGE-OFF BALANCE AT END
         DESCRIPTION            OF PERIOD   CREDITS   DEDUCTIONS   OF PERIOD
         -----------            ---------- ---------- ---------- --------------
Allowance for doubtful
 accounts for the years ended:
  January 3, 1998.............    $1,299      $ --     $(1,082)      $ 217
  December 28, 1996...........       527       963        (191)      1,299
  December 25, 1995...........    $  397      $165     $   (35)      $ 527

                                 EXHIBIT INDEX

 EXHIBIT
   No.                                     DESCRIPTION
----------                                 -----------
       2.1  Recapitalization Agreement dated as of January 9, 1997 by and among Citicorp Venture Capital, Ltd.,
            Pen-Tab Industries, Inc., Alan Hodes and Michael Greenberg.**
       3.1  Certificate of Incorporation of Pen-Tab Industries, Inc.**
       3.2  By-laws of Pen-Tab Industries, Inc.**
       4.1  Indenture dated as of February 1, 1997 between Pen-Tab Industries, Inc. and United States Trust Company
            of New York.**
       4.2  First Supplemental Indenture, dated as of May 7, 1997, between Pen-Tab Industries, Inc. and United
            States Trust Company of New York.**
      10.1  Second Amended and Restated Loan and Security Agreement dated as of February 4, 1997 among Pen-Tab
            Industries, Inc., Pen-Tab Holdings, Inc. (formerly known as Pen-Tab Industries, Inc.) and Bank of
            America Illinois.**
      10.2  Form of Notice of Borrowing.**
      10.3  Form of Amended and Restated Revolving Note.**
      10.4  Amended and Restated Trademark Agreement dated as of February 4, 1997 among Pen-Tab Industries, Inc.,
            Pen-Tab Holdings, Inc. and Bank of America Illinois.**
      10.5  Pledge Agreement dated as of February 4, 1997 made by Pen-Tab Holdings, Inc. in favor of Bank of America
            Illinois.**
      10.6  First Amendment to Second Amended and Restated Loan and Security Agreement dated as of February 4,
            1997.***
      10.7  Second Amendment and Waiver to Second Amended and Restated Loan and Security Agreement dated as of June
            9, 1997.***
      10.8  Third Amendment to Second Amended and Restated Loan and Security Agreement dated as of February 23,
            1998.***
      10.9  Indenture of Trust dated as of April 1, 1996 among The Fairfax County Economic Development Authority and
            The First National Bank of Maryland.**
     10.10  Loan Agreement dated April 1, 1996 between the Fairfax County Economic Development Authority and Forman
            Development Associates Limited Partnership.**
     10.11  Shareholders Agreement dated as of February 4, 1997 by and among Pen-Tab Holdings, Inc., Citicorp
            Venture Capital, Ltd.., Alan Hodes, Michael Greenberg and each other executive of Pen-Tab Holdings, Inc.
            or its subsidiaries who acquires Class A Common Stock from the Company.**
     10.12  Registration Rights Agreement dated as of February 4, 1997 by and among Pen-Tab Industries, Inc.,
            Citicorp Venture Capital, Ltd., Alan Hodes, Michael Greenberg.**
     10.13  Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab Industries, Inc. and Alan Hodes.**
     10.14  Pen-Tab Holdings, Inc. 1997 Stock Option Plan and Form of Agreement Evidencing a Grant of a Nonqualified
            Stock Option under 1997 Stock Option Plan.**
     10.15  Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab Industries, Inc. and Michael
            Greenberg.**
     10.16  First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 4, 1997 by and among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. (formerly known as Pen-Tab Industries,
            Inc.) and Bank of America Illinois.**
      12.1  Statement of Computation of Ratios of Earnings to Fixed Charges. (See pages 9 and 10 for calculation and definition.)
      21.1  Subsidiaries of Pen-Tab Industries, Inc.**
      25.1  Statement of Eligibility of Trustee on Form T-1.**
      27.1  Financial Data Schedule.*
        99  Pen-Tab Safe Harbor Statement.*

----------
 *Filed herewith.
**Incorporated by reference from the Registrants Registration Statement on Form
  S-4 (333-24519)
***To be filed by amendment