Form 10-K405/A
period 1998-01-03
PEN TAB INDUSTRIES INC
filed 1998-05-07
CIK 1033955

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            PEN-TAB INDUSTRIES, INC.

                                BALANCE AT
                                BEGINNING  BAD DEBTS  CHARGE-OFF BALANCE AT END
         DESCRIPTION            OF PERIOD   EXPENSE   DEDUCTIONS   OF PERIOD
         -----------            ---------- ---------- ---------- --------------
Allowance for doubtful
 accounts for the years ended:
  January 3, 1998.............    $   76      $144     $   (34)      $ 186
  December 28, 1996...........        75        31         (30)         76
  December 25, 1995...........    $  190      $ 89     $  (204)      $  75
                                BALANCE AT
                                BEGINNING  REBATE AND CHARGE-OFF BALANCE AT END
         DESCRIPTION            OF PERIOD   CREDITS   DEDUCTIONS   OF PERIOD
         -----------            ---------- ---------- ---------- --------------
Allowance for doubtful
 accounts for the years ended:
  January 3, 1998.............    $1,299      $ --     $(1,082)      $ 217
  December 28, 1996...........       527       963        (191)      1,299
  December 25, 1995...........    $  397      $165     $   (35)      $ 527

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
    2.1  Recapitalization Agreement dated as of January 9, 1997 by and among
         Citicorp Venture Capital, Ltd., Pen-Tab Industries, Inc., Alan Hodes
         and Michael Greenberg.**
    3.1  Certificate of Incorporation of Pen-Tab Industries, Inc.**
    3.2  By-laws of Pen-Tab Industries, Inc.**
    4.1  Indenture dated as of February 1, 1997 between Pen-Tab Industries,
         Inc. and United States Trust Company of New York.**
    4.2  First Supplemental Indenture, dated as of May 7, 1997, between Pen-Tab
         Industries, Inc. and United States Trust Company of New York.**
   10.1  Second Amended and Restated Loan and Security Agreement dated as of
         February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings,
         Inc. (formerly known as Pen-Tab Industries, Inc.) and Bank of America
         Illinois.**
   10.2  Form of Notice of Borrowing.**
   10.3  Form of Amended and Restated Revolving Note.**
   10.4  Amended and Restated Trademark Agreement dated as of February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. and Bank of
         America Illinois.**
   10.5  Pledge Agreement dated as of February 4, 1997 made by Pen-Tab
         Holdings, Inc. in favor of Bank of America Illinois.**
   10.6  First Amendment to Second Amended and Restated Loan and Security
         Agreement dated as of February 4, 1997.*
   10.7  Second Amendment and Waiver to Second Amended and Restated Loan and
         Security Agreement dated as of June 9, 1997.*
   10.8  Third Amendment to Second Amended and Restated Loan and Security
         Agreement dated as of February 23, 1998.*
   10.9  Indenture of Trust dated as of April 1, 1996 among The Fairfax County
         Economic Development Authority and The First National Bank of
         Maryland.**
  10.10  Loan Agreement dated April 1, 1996 between the Fairfax County Economic
         Development Authority and Forman Development Associates Limited
         Partnership.**
  10.11  Shareholders Agreement dated as of February 4, 1997 by and among Pen-
         Tab Holdings, Inc., Citicorp Venture Capital, Ltd.., Alan Hodes,
         Michael Greenberg and each other executive of Pen-Tab Holdings, Inc.
         or its subsidiaries who acquires Class A Common Stock from the
         Company.**
  10.12  Registration Rights Agreement dated as of February 4, 1997 by and among Pen-Tab Industries, Inc., Citicorp Venture Capital, Ltd., Alan
         Hodes, Michael Greenberg.**
  10.13  Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab
         Industries, Inc. and Alan Hodes.**
  10.14  Pen-Tab Holdings, Inc. 1997 Stock Option Plan and Form of Agreement
         Evidencing a Grant of a Nonqualified Stock Option under 1997 Stock
         Option Plan.**
  10.15  Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab
         Industries, Inc. and Michael Greenberg.**

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
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

--------
  * Filed herewith.

 ** Incorporated by reference from the Registrants Registration Statement on Form S-4 (333-24519)

*** To be filed by amendment