Form 10-Q
period 1998-04-04
PEN TAB INDUSTRIES INC
filed 1998-05-19
CIK 1033955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______________ to
_____________


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

                                NOT APPLICABLE
                                --------------
                (Former Name, Former Address and Former Fiscal
                      Year, if Changed Since Last Report)

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

                           PEN-TAB INDUSTRIES, INC.
                                AND SUBSIDIARY
                                   FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 4, 1998
                                     INDEX




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                         Page
                                                                       ----

              a)   Condensed Consolidated Balance Sheets
                   as of April 4, 1998 and January 3, 1998 (Audited)      1

              b)   Condensed Consolidated Statements of Income
                   for the Quarters Ended
                   April 4, 1998 and April 5, 1997                       2

              c)   Condensed Consolidated Statements of Cash Flows
                   for the Quarters Ended April 4, 1998 and
                   April 5, 1997                                         3

              d)   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                            4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                          7

     Item 2.  Changes in Securities                                      7

     Item 3.  Defaults upon Senior Securities                            7

     Item 4.  Submission of Matters to a Vote of Security Holders        7

     Item 5.  Other Information                                          7

     Item 6.  Exhibits and Reports on Form 8-K                           7


SIGNATURE                                                                8

PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                             January 3,              April 4,
                                                                                1998                   1998
                                                                              Audited               Unaudited
                                                                          ------------------     ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $          13,676      $          -----
     Accounts receivable, net of allowances                                           8,321                 10,091
     Inventories                                                                     21,787                 29,827
     Prepaid expenses and other current assets                                          988                  1,690
                                                                          ------------------     ------------------
          Total current assets                                                       44,772                 41,608

Property, plant and equipment, net                                                   15,775                 15,546
Other assets                                                                          3,245                  3,165
                                                                          ------------------     ------------------
          Total assets                                                    $          63,792      $          60,319
                                                                          ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and bank overdraft                                            $ 2,671                $ 2,419
     Accrued expenses and other current liabilities                                   1,023                  1,335
     Accrued interest on subordinated notes                                           3,330                  1,199
     Deferred income taxes                                                              140                    140
     Current portion of long-term debt                                                  540                    114
                                                                          ------------------     ------------------
          Total current liabilities                                                   7,704                  5,207

Long-term debt                                                                        7,214                  7,203
Senior subordinated notes                                                            75,000                 75,000
Deferred income taxes                                                                 1,879                  1,879
Stockholders' equity (deficit)                                                      (28,005)               (28,970)
Minority Interest                                                                    ------                 ------
                                                                          ------------------     ------------------
Total liabilities and stockholders' equity                                $          63,792      $          60,319
                                                                          ==================     ==================

See accompanying notes to unaudited condensed consolidated interim financial statements.

PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                                                                                  Quarter Ended
                                                                                      ----------------------------------------
                                                                                          April 5,              April 4,
                                                                                            1997                  1998
                                                                                          Unaudited             Unaudited
                                                                                      ------------------    ------------------


Net sales                                                                             $          17,244     $          18,218
Cost of goods sold                                                                               13,596                14,011
                                                                                      ------------------    ------------------
Gross profit                                                                                      3,648                 4,207

Expenses:
     Selling, general and administrative                                                          3,353                 3,732
     Interest expense - net                                                                       1,570                 1,942
                                                                                      ------------------    ------------------
Total expenses                                                                                    4,923                 5,674
                                                                                      ------------------    ------------------
Loss before income taxes and minority interest                                                   (1,275)               (1,467)
Income tax (provision) benefit                                                                   (1,938)                  502
                                                                                      ------------------    ------------------
                                                                                                 (3,213)                 (965)
Minority Interest                                                                                -----                    (11)
                                                                                      ------------------    ------------------
Net loss                                                                              $          (3,213)    $            (954)
                                                                                      ==================    ==================


Pro forma financial data:
     Historical loss before income taxes                                              $          (1,275)    $          (1,467)
     Pro forma income tax benefit                                                                   485                   502
                                                                                      ------------------    ------------------
     Pro forma net loss                                                               $            (790)    $            (965)
                                                                                      ==================    ==================

See accompanying notes to unaudited condensed consolidated interim financial statements.

PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                                      Quarter Ended
                                                                                          --------------------------------------
                                                                                              April 5,             April 4,
                                                                                                1997                 1998
                                                                                             Unaudited            Unaudited
                                                                                          -----------------    -----------------


OPERATING ACTIVITIES
Net loss                                                                                  $         (3,213)    $           (954)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                                                     623                  635
     Deferred income taxes                                                                           2,343               ------
     Amortization of debt issue costs                                                                   45                  114
     Minority Interest                                                                                                      (11)
     Provision for losses on accounts receivable                                                        33                   45
     Changes in operating assets and liabilities:
          Accounts receivable                                                                        1,461               (1,815)
          Inventories                                                                              (11,398)              (8,040)
          Prepaid expenses, other current assets and other assets                                     (139)                (736)
          Accounts payable and bank overdraft                                                          891                 (252)
          Accrued expenses and other current liabilities                                              (373)                 312
          Accrued interest on subordinated notes                                                     1,382               (2,131)
                                                                                          -----------------    -----------------
Net cash used in operating activities                                                               (8,345)             (12,833)
                                                                                          -----------------    -----------------

INVESTING ACTIVITIES
Purchase of equipment                                                                                 (454)                (406)
                                                                                          -----------------    -----------------
Net cash used in investing activities                                                                 (454)                (406)
                                                                                          -----------------    -----------------

FINANCING ACTIVITIES
Net change in long-term debt                                                                       (15,847)                (437)
Issuance of senior subordinated notes, net of expense                                               72,000                -----
Dividends                                                                                          (39,687)               -----
                                                                                          -----------------    -----------------
Net cash provided by (used in)  financing activities                                                16,466                 (437)
                                                                                          -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                                     7,667              (13,676)
Cash and cash equivalents at beginning of period                                                       111               13,676
                                                                                          -----------------    -----------------
Cash and cash equivalents at end of period                                                $          7,778     $              -
                                                                                          =================    =================


See accompanying notes to unaudited condensed consolidated interim financial statements.

                           PEN-TAB INDUSTRIES, INC.
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 4, 1998
                             (DOLLARS IN THOUSANDS)



1.  BASIS OF PRESENTATION

  On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 3, 1998 the Company formed a subsidiary called Vinylweld L.L.C. (see note 6). The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999.


  All references to fiscal quarter refer to the 13-week period ended April 4, 1998, and the 14-week period ended April 5, 1997. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 3, 1998 and December 28, 1996 and for each of the three years in the period ended January 3, 1998, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.



2.  NEW ACCOUNTING AND AUDITING PRONOUNCEMENTS

  The Financial Accounting Standards Board (FAS) has issued various new statements including Statements Nos. 130, 131, and 132. The Company complied with the requirements (disclosure) of Statement Nos. 130 (comprehensive income), 131 (segment disclosures) , and 132 (pension and other post-retirement benefit).



3.  Inventories

  The Company uses the LIFO method of accounting to value inventories. The components of inventories consist of the following:


                       January 3,  April 4,
                         1998       1998
                         ----       ----

  Raw materials         $ 8,993   $12,835
  Work-in process           372       128
  Finished goods         12,422    16,864
                        -------   -------
                        $21,787   $29,827
                        =======   =======

     For the quarter ended April 4, 1998, the LIFO adjustment was calculated based upon management's expected year-end inventory levels and cost, resulting in no adjustment for the period.

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs.



4.  INCOME TAXES


     The Company was taxed as an "S" corporation for the five week period ended February 4, 1997, and a "C" corporation for the period thereafter. The Company recorded a one-time tax charge of $2,343 during the quarter ended April 5, 1997 to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election.

     Adjusted for income taxes, the Company's net loss for the quarter ended April 5, 1997 would have been $790, had the Company been subject to federal and state income taxes during such periods.



5.  SENIOR SUBORDINATED NOTES AND LONG-TERM DEBT

     On February 4, 1997, the Company issued $75,000 10 7/8% Senior Subordinated Notes due 2007 and paid a dividend to Holdings in the amount of $34,517. Concurrently, the Company repaid the outstanding obligation under the Loan and Security Agreement and entered into a new Credit Agreement with the Bank of America Illinois (The Credit Agreement). The Credit Agreement, which expires on February 23, 1999, provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable, inventory and property, plant, and equipment, up to an aggregate maximum of $35,000.
  The interest rate per annum applicable to the Credit Agreement is the prime rate, as announced by the Bank plus a margin from 0.0% to 0.7% or at the Company's option, the Eurodollar rate plus a margin from 1.0% to 2.2% (based on the Company's ratio of EBITDA minus capital expenditure to interest expense). Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios relating to cash flow and working capital, reduce the principle balance of any loans outstanding to zero for a period of sixty days beginning September 30 of each fiscal year and restrict the amount of dividends that can be paid during the year.

     During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and the Company can terminate the transaction at any time, at the then current fair market value of the swap instrument.

     On April 1, 1998, the Company made an annual installment of $400 on the $7,500 industrial revenue development bonds.

6.  MINORITY INTEREST

     Effective February 3, 1998, the net assets of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company also sold 20% of the Vinylweld L.L.C. to its new president. As of April 4, 1998, the minority interest is $(0.0) million as a result of a negative equity position of Vinylweld L.L.C.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONs


     Net sales for the quarter ended April 4, 1998 increased by $1.0 million, or 5.8%, to $18.2 million from $17.2 million for the quarter ended April 5, 1997. For the Pen-Tab segment differentiated product sales increased $0.4 million for the quarter ended April 4, 1998 as compared to the quarter ended April 5, 1997, and core product sales increased $1.0 million for the quarter ended April 4, 1998 as compared to the quarter ended April 5, 1997. For the Pen-Tab segment, pounds / units shipped increased approximately 7.8% for the quarter ended April 4, 1998 compared to the quarter ended April 5, 1997, increasing revenues by $1.4 million or 9.4%. This positive trend is the result of the Company's commitment to it's growth strategy of (i) focusing on rapidly growing customers, (ii) continuing the introduction of differentiated products, (iii) focusing on partnering relationships, and (iv) broadening product distribution. The Vinylweld segment sales decreased approximately $0.4 million for the quarter ended April 4, 1998.

     Gross profit for the quarter ended April 4, 1998 increased $0.6 million or 16.7% to $4.2 million from $3.6 million for the quarter ended April 5, 1997.
The gross profit percentage for the quarter ended April 4, 1998 was 23.1% compared to 21.2% for the quarter ended April 5, 1997. The increase in gross profit margin is principally related to, (i) a LIFO adjustment decreasing gross profit for the quarter ended April 5, 1997 by $0.1 million or 0.5%, (ii) a lower manufacturing variance during quarter ended April 4, 1998 of $0.2 million or 1.0% as a result of increased production levels and increased efficiency, and
(iii) changes in product mix.

     SG&A expenses for the quarter ended April 4, 1998 increased $0.4 million, or 12.1% to $3.7 million from $3.3 million for the quarter ended April 5, 1997. As a percentage of net sales, SG&A expenses increased to 20.3% for the quarter ended April 4, 1998 from 19.8% for the quarter ended April 5, 1997. This increase is principally the result of (i) an increase in sales commissions and advertising allowances and (ii) increases in sales and marketing salaries and related expenses.

     Interest expense for the quarter ended April 4, 1998 increased $0.4 million
to $1.9 million from $1.5 million for the quarter ended April 5, 1997.   The
increase is principally due to the interest expense incurred for the full quarter ended April 4, 1998 on the $75 million of senior subordinated notes issued during February 1997.

     Income tax provision for the quarter ended April 5, 1997 includes a one-time tax charge of $2.3 million to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election. The tax benefit for the quarter ended April 4, 1998 is based upon the estimated "C" corporation effective tax rate for the full year.



LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter ended April 4, 1998 was $12.8 million as compared to net cash used in operating activities of $8.3 million for the quarter ended April 5, 1997. The increase was primarily attributable to a $4.1 million payment on February 4, 1998 for the accrued interest on subordinated notes.

     Net cash used in financing activities for the quarter ended April 4, 1998 was $0.4 million as compared to net cash provided by financing activities of $16.5 million for the quarter ended April 5, 1997. During quarter ended April 5, 1997, the net cash provided by financing activities consisted of $75 million relating to the issuance of senior subordinated notes, offset by an increase in dividend distributions of $39.6 million and a $15.8 million repayment of long-term debt.

PART 11.  OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------
Not applicable.

Item 2.   Changes in Securities.
--------------------------------
Not applicable.

Item 3.  Defaults upon Senior Securities.
-----------------------------------------
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
Not applicable.

Item 5.  Other Information.
--------------------------
Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------
     (a)  Exhibits
     -------------
               Financial Data Schedule (filed only electronically with the SEC)

     (b)  Reports on From 8-K
     ------------------------

               No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended April 4, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Pen-Tab Industries, Inc.
                                             (Registrant)



Date:                                        By: /s/ William Leary
-----------------------------------          ---------------------
                                             William Leary
                                             Vice President, Chief Financial and
                                             Administrative Officer
                                             (principal financial officer
                                             and accounting officer)