Form 10-Q
period 1998-07-04
PEN TAB INDUSTRIES INC
filed 1998-08-18
CIK 1033955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1998


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No
                                         -----         ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 3, 1998, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately held and are not traded on a public market.

                            PEN-TAB INDUSTRIES, INC.
                                 AND SUBSIDIARY
                                   FORM 10-Q
                       FOR THE QUARTER ENDED JULY 4, 1998
                                     INDEX




PART I.  FINANCIAL INFORMATION



     Item 1.  Financial Statements (Unaudited)                            Page
                                                                          ----


         a)  Condensed Consolidated Balance Sheets
             as of January 3, 1998 and July 4, 1998                         1

         b)  Condensed Consolidated Statements of Operations
             for the quarters and six months ended
             July 5, 1997 and July 4, 1998                                  2

         c)  Condensed Consolidated Statements of Cash Flows
             for the six months ended July 5, 1997 and
             July 4, 1998                                                   3

         d)    Notes to Condensed Consolidated Financial Statements         4



     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          6



PART II.    OTHER INFORMATION


     Item 1.    Legal Proceedings                                           7

     Item 2.    Changes in Securities                                       7

     Item 3.    Defaults upon Senior Securities                             7

     Item 4.    Submission of Matters to a Vote of Security Holders         7

     Item 5.    Other Information                                           7

     Item 6.    Exhibits and Reports on Form 8-K                            7




SIGNATURE                                                                   8

PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                  January 3,          July 4,
                                                                     1998               1998
                                                                ---------------    ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 13,676          $  0
     Accounts receivable, net of allowances                              8,321             30,780
     Inventories                                                        21,787             32,243
     Prepaid expenses and other current assets                             988                383
                                                                ---------------    ---------------
          Total current assets                                          44,772             63,406

Property, plant and equipment, net                                      15,775             15,546
Other assets                                                             3,245              3,105
                                                                ---------------    ---------------
          Total assets                                                $ 63,792           $ 82,057
                                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and bank overdraft                               $ 2,671            $ 5,376
     Accrued expenses and other current liabilities                      1,023              2,688
     Accrued interest on subordinated notes                              3,330              3,249
     Deferred income taxes                                                 140                140
     Current portion of long-term debt                                     540                140
                                                                ---------------    ---------------
          Total current liabilities                                      7,704             11,593

Long-term debt                                                           7,214             20,990
Senior subordinated notes                                               75,000             75,000
Deferred income taxes                                                    1,879              1,879
Stockholders' equity (deficit)                                         (28,005)           (27,405)
Minority Interest
                                                                ---------------    ---------------
Total liabilities and stockholders' equity                            $ 63,792           $ 82,057
                                                                ===============    ===============

See accompanying notes to unaudited condensed consolidated interim financial statements.

 PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                                      Quarter Ended                    Six Months Ended
                                                          -----------------------------------      -----------------------------
                                                              July 5,            July 4,             July 5,         July 4,
                                                               1997                1998               1997             1998
                                                          ----------------    ---------------      ------------    -------------
Net sales                                                        $ 30,713           $ 37,221          $ 47,958         $ 55,440
Cost of goods sold                                                 21,675             27,004            35,271           41,015
                                                          ----------------    ---------------      ------------    -------------
Gross profit                                                        9,038             10,217            12,687           14,425

Expenses:
     Selling, general and administrative                            4,812              5,289             8,165            9,022
     Interest expense - net                                         2,238              2,320             3,808            4,261
                                                          ----------------    ---------------      ------------    -------------
Total expenses                                                      7,050              7,609            11,973           13,283
                                                          ----------------    ---------------      ------------    -------------
Income before income taxes and minority interest                    1,988              2,608               714            1,142
Income tax provision                                                  756              1,046             2,694              542
                                                          ----------------    ---------------      ------------    -------------
                                                                    1,232              1,562            (1,980)             600
Minority Interest (Loss) Income                                         -                  0
                                                          ----------------    ---------------      ------------    -------------
Net (loss) income                                                 $ 1,232            $ 1,562          $ (1,980)           $ 600
                                                          ================    ===============      ============    =============


Pro forma financial data:
     Historical income before income taxes                        $ 1,988                                  714
     Pro forma income tax provision                                   756                                  271
                                                          ----------------                         ------------
     Pro forma net income                                         $ 1,232                                $ 443
                                                          ================                         ============

See accompanying notes to unaudited condensed consolidated interim financial statements.

 PEN-TAB INDUSTRIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                    Six Months Ended
                                                                             ---------------------------------
                                                                                July 5,           July 4,
                                                                                 1997               1998
                                                                             --------------    ---------------
OPERATING ACTIVITIES
Net (loss) income                                                              $    (1,980)         $     600
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
     Depreciation and amortization                                                   1,214              1,278
     Deferred income taxes                                                           2,387
     Amortization of debt issue costs                                                  191                230
     Minority Interest                                                                                      0
     Provision for losses on accounts receivable                                        73                262
     Changes in operating assets and liabilities:
          Accounts receivable                                                      (15,253)           (22,721)
          Inventories                                                              (12,344)           (10,456)
          Prepaid expenses, other current assets and other assets                   (3,153)               515
          Accounts payable and bank overdraft                                        2,265              2,706
          Accrued expenses and other current liabilities                             5,215              1,665
          Accrued interest on subordinated notes                                                          (80)
                                                                             --------------    ---------------
Net cash used in operating activities                                              (21,385)           (26,001)
                                                                             --------------    ---------------

INVESTING ACTIVITIES
Purchase of equipment                                                                 (808)            (1,050)
                                                                             --------------    ---------------
Net cash used in investing activities                                                 (808)            (1,050)
                                                                             --------------    ---------------

FINANCING ACTIVITIES
Net change in long-term debt                                                       (13,231)            13,375
Issuance of senior subordinated notes, net of expense                               75,000                -----
Dividends                                                                          (39,687)               -----
                                                                             --------------    ---------------
Net cash provided by financing activities                                           22,082             13,375
                                                                             --------------    ---------------

Increase (decrease) in cash and cash equivalents                                      (111)           (13,676)
Cash and cash equivalents at beginning of period                                       111             13,676
                                                                             --------------    ---------------
Cash and cash equivalents at end of period                                     $ -                   $ -
                                                                             ==============    ===============



See accompanying notes to unaudited condensed consolidated interim financial statements.

                            PEN-TAB INDUSTRIES, INC.
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 1998
                             (DOLLARS IN THOUSANDS)




1.  BASIS OF PRESENTATION


  On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 3, 1998 the Company formed a subsidiary called Vinylweld L.L.C. (see note 6). The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999.


  All references to fiscal quarter refer to the 13-week period ended July 5, 1997 and July 4, 1998. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 3, 1998 and December 28, 1996 and for each of the three years in the period ended January 3, 1998, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.


  Certain 1997 balances have been reclassified to conform to the 1998 financial statement presentation.


2.  NEW ACCOUNTING AND AUDITING PRONOUNCEMENTS


  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt FAS No. 133 during the first quarter of year 2000 and it is not expected to have a material impact.



3.  INVENTORIES


  The Company uses the LIFO method of accounting to value inventories. The components of inventories consist of the following:

                     January 3,  July 4,
                        1998       1998
                     ----------  --------
  Raw materials         $ 8,993   $11,871
  Work-in process           372       100
  Finished goods         12,422    20,272
                        -------   -------
                        $21,787   $32,243
                        =======   =======


     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs.


4.  INCOME TAXES


     The Company was taxed as an "S" corporation for the five week period ended February 4, 1997, and a "C" corporation for the periods thereafter. The Company recorded a one-time tax charge of $2,343 during the quarter ended April 5, 1997 to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election.


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


6.  MINORITY INTEREST


     Effective February 3, 1998, the net assets of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company also sold 20% of the Vinylweld L.L.C. to its new president. As of July 4, 1998, the minority interest is $(0.0) million as a result of a negative equity position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONs


     Net sales for the quarter ended July 4, 1998 increased by $6.5 million, or 21.2%, to $37.2 million from $30.7 million for the quarter ended July 5, 1997. Net sales for the six months ended July 4, 1998 increased by $7.5 million, or 15.6%, to $55.5 million from $48 million for the six months ended July 5, 1997. For the Pen-Tab segment differentiated product sales increased by $1.3 million and core product sales increased $5.1 million.for the quarter ended July 4, 1998
as compared to the quarter ended July 5. 1997.   For the Pen-Tab segment
differentiated product sales increased by $1.6 million and core product sales increased by $6.2 million for the six months ended July 4, 1998, as compared to the six months ended July 5, 1997. For the Pen-Tab segment, pounds / units shipped increased approximately 33.5% for the quarter ended July 4, 1998 compared to the quarter ended July 5, 1997, increasing revenues by $6.4 million or 22.5%. For the Pen-Tab segment, pounds/units shipped increased approximately by 22.2% for the six months ended July 4, 1998 compared to the six months ended July 5, 1997. This positive trend is the result of the Company's commitment to it's growth strategy of (i) focusing on rapidly growing customers, (ii) continuing the introduction of differentiated products, (iii) focusing on partnering relationships, and (iv) broadening product distribution. The Vinylweld segment sales increased approximately $1 million for the quarter ended July 4, 1998 compared to the quarter ended July 5, 1997. The Vinylweld segment sales decreased approximately $0.3 million for the six months ended July 4, 1998 compared to the six months ended July 5, 1997.

     Gross profit for the quarter ended July 4, 1998 increased $1.2 million or 13.0% to $10.2 million from $9.0 million for the quarter ended July 5, 1997. Gross profit for the six months ended July 4, 1998 increased $1.7 million or 13.7% to $14.4 million from $12.7 million for the six months ended July 5, 1997. The gross profit percentage for the quarter ended July 4, 1998 was 27.4%
compared to 29.4% for the quarter ended July 5, 1997.   The gross profit
percentage for the six months ended July 4, 1998 was 26.0% compared to 26.5% for the six months ended July 5, 1997. For the Pen-Tab segment the decrease in the gross profit percentage is attributable to a change in the product mix. Core products, which carry lower gross profit percentages, increased to 60.0% and
65.2 % of the product mix sold for the quarter and six months ended July 4, 1998 as compared to 55.5% and 62.8% of the product mix sold for the quarter and six months ended July 5, 1997 and in the inverse the differentiated products which carry higher gross profit percentages declined as a percentage of the product mix sold for the quarter and six months ended July 4, 1998 as compared to July 5, 1997.

     SG&A expenses for the quarter ended July 4, 1998 increased $0.5 million, or 9.9% to $5.3 million from $4.8 million for the quarter ended July 5, 1997. SG&A expenses for the six months ended July 4, 1998 increased by $0.9 million or 10.5% to $9.0 million from $8.1 million for the six months ended July 5, 1997. As a percentage of net sales, SG&A expenses decreased to 14.2% for the quarter
ended July 4, 1998 from 15.7% for the quarter ended July 5, 1997.   As a
percentage of net sales, SG&A expenses decreased to 16.3% for the six months ended July 4, 1998 from 17.0% for the six months ended July 5, 1997. This decrease as a percentage of net sales is principally the result of a decrease in advertising expenses partially offset by an increase in sales and marketing salaries and shipping expenses.

     Interest expense for the quarter ended July 4, 1998 increased $0.1 million
to $2.3 million from $2.2 million for the quarter ended July 5, 1997.   The
increase is principally due to an increase in seasonal borrowings which directly correlate to the increase in sales volume.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended July 4, 1998 was $26.0 million as compared to net cash used in operating activities of $21.4 million for the six months ended July 5, 1997. The increase was primarily attributable to a $4.1 million payment on February 4, 1998 for the accrued interest on subordinated notes and the increase in accounts receivable from the aforementioned sales growth.


     Net cash provided in financing activities for the six months ended July 4, 1998 was $13.4 million as compared to net cash provided by financing activities of $22.1 million for the six months ended July 5, 1997. The net cash provided in financing activities for the six months ended July 4, 1998 was due to an increase in borrowings to allow for operations at an accelerated rate. During the six months ended July 5, 1997, the net cash provided by financing activities consisted of $75 million relating to the issuance of senior subordinated notes, offset by an increase in dividend distributions of $39.6 million and a $15.8 million repayment of long-term debt.



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


     (b)  Reports on From 8-K
     ------------------------

               No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended July 4, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


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