Form 10-Q
period 1998-10-03
PEN TAB INDUSTRIES INC
filed 1998-11-19
CIK 1033955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1998


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No
                                          ---          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 3, 1998, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately held and are not traded on a public market.

                           PEN-TAB INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 3, 1998
                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                   Page
                                                                 ----

          a)  Condensed Consolidated Balance Sheets
              as of January 3, 1998 and October 3, 1998            1

          b)  Condensed Consolidated Statements of Operations
              for the quarters and nine months ended
              October 4, 1997 and October 3, 1998                  2

          c)  Condensed Consolidated Statements of Cash Flows
              for the nine months ended October 4, 1997 and
              October 3, 1998                                      3

          d)  Notes to Condensed Consolidated Financial Statements 4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  8


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                    11

     Item 2.  Changes in Securities                                11

     Item 3.  Defaults upon Senior Securities                      11

     Item 4.  Submission of Matters to a Vote of Security Holders  11

     Item 5.  Other Information                                    11

     Item 6.  Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                          12

Pen-Tab Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Thousands)


                                                                   January 3,            October 3,
                                                                      1998                  1998
                                                                -----------------    -------------------
Assets
Current assets:
     Cash and cash equivalents                                          $ 13,676                    $ -
     Accounts receivable, net of allowances                                8,321                 36,975
     Inventories                                                          21,787                 37,153
     Prepaid expenses and other current assets                               988                  1,958
                                                                -----------------    -------------------
          Total current assets                                            44,772                 76,086

Property, plant and equipment, net                                        15,775                 52,443
Other assets                                                               2,871                  4,661
Goodwill                                                                     374                 68,155
                                                                =================    ===================
          Total assets                                                  $ 63,792              $ 201,345
                                                                =================    ===================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and bank overdraft                                 $ 2,671                $ 3,395
     Accrued expenses and other current liabilities                        1,023                 15,899
     Accrued interest on subordinated notes                                3,330                  1,195
     Accrued income taxes                                                      -                    634
     Accrued purchase price - Stuart Hall                                      -                 22,000
     Deferred income taxes                                                   140                      -
     Current portion of long-term debt                                       540                  2,026
                                                                -----------------    -------------------
          Total current liabilities                                        7,704                 45,149

Long-term debt - revolver                                                      -                 14,061
Long term debt - term loan                                                     -                 35,000
Long term debt - other                                                     7,214                 17,935
Senior subordinated notes                                                 75,000                 75,000
Deferred income taxes                                                      1,879                  2,019
Stockholders' (deficit) equity                                           (28,005)                12,181
                                                                =================    ===================
Total liabilities and stockholders' equity                              $ 63,792              $ 201,345
                                                                =================    ===================


See accompanying notes to unaudited condensed consolidated interim financial statements

 Pen-Tab Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Thousands)


                                                      Quarter Ended                   Nine Months Ended
                                         -----------------------------------     -------------------------------
                                           October 4,         October 3,          October 4,        October 3,
                                              1997               1998                1997              1998
                                         ---------------    ----------------     --------------    -------------


Net sales                                      $ 35,079          $   43,299         $   83,037       $   98,739
Cost of goods sold                               25,017              32,795
                                         ---------------    ----------------     --------------    -------------
Gross profit                                     10,062              10,504             22,750           24,928

Expenses:
     Selling, general and administrative          5,493               6,983             13,658           16,005
     Amortization of intangibles                      -                 142                  -              142
     Interest expense - net                       2,429               2,900              6,237            7,161
                                         ---------------    ----------------     --------------    -------------
Total expenses                                    7,922              10,025             19,895           23,308
                                         ---------------    ----------------     --------------    -------------
Income before income taxes                        2,140                 479              2,855            1,620
Income tax provision                                568                 182              3,262              616
                                         ---------------    ----------------     --------------    -------------
Net income (loss)                             $   1,572           $     297          $    (407)        $  1,004
                                         ===============    ================     ==============    =============

Pro Forma Financial Data:
     Historical income before taxes           $   2,140                               $  2,855
     Pro forma income tax provision                 813                                  1,085
                                         ===============                         ==============
     Pro forma net income                     $   1,327                               $  1,770
                                         ===============                         ==============

See accompanying notes to unaudited condensed consolidated interim financial statements.

 Pen-Tab Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                           Nine Months Ended
                                                                                -------------------------------------
                                                                                     October 4,          October 3,
                                                                                        1997                1998
                                                                                -----------------    ----------------
Operating activities
Net (loss) income                                                                      $ (407)            $ 1,004
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
     Depreciation and amortization                                                      1,930               2,067
     Amortization of intangibles and debt issuance costs                                  304                 487
     Deferred income taxes                                                              2,343                   -
     Provision for losses on accounts receivable                                          114                 286
     Changes in operating assets and liabilities:
          Accounts receivable                                                          (6,538)              8,258
          Inventories                                                                  (6,099)             (2,283)
          Prepaid expenses, other current assets and other assets                      (2,722)             (1,526)
          Accounts payable and bank overdraft                                            (903)             (1,782)
          Accrued purchase price- Stuart Hall                                               -              22,000
          Accrued expenses and other current liabilities                                2,276               3,367
          Accrued interest on subordinated notes                                            -              (2,135)
                                                                             -----------------    ----------------
Net cash (used in) provided by operating activities                                    (9,702)             29,743
                                                                             -----------------    ----------------

Investing activities
Sale of minority interest in Vinylweld L.L.C.                                               -                 125
Purchases of equipment                                                                 (1,233)             (2,275)
Purchase of Stuart Hall                                                                     -            (129,000)
                                                                             -----------------    ----------------
Net cash (used in) investing activities                                                (1,233)           (131,150)
                                                                             -----------------    ----------------

Financing activities
Borrowings under long-term debt                                                       126,875             174,308
Repayments of long term debt                                                         (143,294)           (125,759)
Issuance of senior subordinated notes, net of expense                                  75,000                   -
Dividends to Pen-Tab Holdings                                                         (39,542)                (18)
Equity contribution from Pen-Tab Holdings                                                   -              39,200
                                                                             -------------------------------------
Net cash provided by financing activities                                              19,039              87,731
                                                                             -----------------    ----------------

Increase (decrease) in cash and cash equivalents                                        8,104             (13,676)
Cash and cash equivalents at beginning of period                                          111              13,676
                                                                             -----------------    ----------------
Cash and cash equivalents at end of period                                            $ 8,215                 $ -
                                                                             =================    ================

See accompanying notes to unaudited condensed consolidated interim financial statements.

                            PEN-TAB INDUSTRIES, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)


1.  BASIS OF PRESENTATION

     On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. and Subsidiaries (the "Company"or "Pen-Tab"), a Delaware corporation. On February 3, 1998 the Company formed a subsidiary called Vinylweld L.L.C. (see note 7). On August 20, 1998 the Company purchased all of the common stock of Stuart Hall Company (see note 3). The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999.

     All references to fiscal quarter refer to the 13 week periods ended October 4, 1997 and October 3, 1998. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 3, 1998 and December 28, 1996 and for each of the three years in the period ended January 3, 1998, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

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

     The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, Reporting on the Costs of Start-up Activities, prescribes that start-up costs, including organization costs, should be expensed as incurred. The Company expects to adopt SOP 98-5 during the first quarter of fiscal year 1999 and is not expected to have material impact.

3.  PURCHASE OF STUART HALL

     Pen-Tab consummated the purchase of Stuart Hall Company, Inc. ("Stuart Hall") a subsidiary of Newell Co., on August 20, 1998. The acquisition is accounted for using the purchase accounting method. The aggregate acquisition costs were allocated to the net assets acquired based on the fair market value of such assets with the remainder allocated to goodwill.

     The purchase price paid for Stuart Hall was $107.0 million plus an estimated working capital adjustment of $22.0 million which is expected to be paid during December 1998 in accordance with the acquisition agreement. The purchase price was financed from an equity contribution from Holdings of $39.2 million and the balance in bank borrowings (see note 6). The allocation of the purchase price to current assets was $53 million, property, plant and equipment $37 million, intangible assets $68 million and assumed liabilities of $(29) million. The goodwill arising from the acquisition of Stuart Hall will be amortized over its expected useful life of 40 years using the straight-line method of amortization.


     See note 8 for the pro forma results of operations for the nine months ended October 4, 1997 and October 3, 1998.


4.  INVENTORIES


     The Company uses the LIFO method of accounting to value inventories. The components of inventories consist of the following:

                     January 3,  October 3,
                        1998        1998
                     ----------  ----------

  Raw materials         $ 8,993     $ 9,684
  Work-in process           372         375
  Finished goods         12,422      27,094
                        -------     -------
                        $21,787     $37,153
                        =======     =======

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. However, Pen-Tab's current expectation is that its inventory levels will remain consistent from year end to year end. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs.

5.  INCOME TAXES

     The Company was taxed as an "S" corporation for the five week period ended February 4, 1997, and a "C" corporation for the periods thereafter. The Company recorded a one-time tax charge of $2,343 during the quarter ended April 5, 1997 to record the cumulative deferred tax liability upon termination of the Company's "S" corporation election.

6.  SENIOR SUBORDINATED NOTES AND LONG-TERM DEBT

     On February 4, 1997, the Company issued $75,000 10 7/8% Senior Subordinated Notes due 2007 and paid a dividend to Holdings in the amount of $34,517. Concurrently, the Company repaid the outstanding obligation under the Loan and Security Agreement and entered into a Credit Agreement with the Bank of America Illinois (the Credit Agreement). The Credit Agreement, which expires on February 23, 1999, provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable, inventory and property, plant, and equipment, up to an aggregate maximum of $35,000.
  The interest rate per annum applicable to the Credit Agreement is the prime rate, as announced by the Bank plus a margin from 0.0% to 0.7% or at the Company's option, the Eurodollar rate plus a margin from 1.0% to 2.2% (based on the Company's ratio of EBITDA minus capital expenditure to interest expense. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios relating to cash flow and working capital, reduce the principle balance of any loans outstanding to zero for a period of sixty days beginning September 30 of each fiscal year and restrict the amount of dividends that can be paid during the year.

     The fair value of the $75 million Senior Subordinated Notes is based on the quoted market price of 88% of face value or $66 million at October 3, 1998.

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


     On August 20, 1998, in conjunction with the acquisition of Stuart Hall the Company entered into a new Credit Agreement ("New Credit Agreement") with the Bank of America National Trust and Savings Association and repaid the balance owed on the Credit Agreement. The New Credit Agreement includes a $100 million three year revolving line of credit and a $35 million three year term loan. The New Credit Agreement is secured by the assets and stock of the Company and is guaranteed by Holdings. Availability on the revolving line of credit is equal to the sum of 85% of accounts receivable and 60% of inventory and is subject to a clean down provision which requires the outstanding revolver balance to be below $25 million for 30 consecutive days during the fourth quarter of the year. Under the terms of the New Credit Agreement the Company is required to maintain certain financial ratios relating to cash flow and net worth. The interest rate on the New Credit Agreement is LIBOR plus 2%.

7.
    MINORITY INTEREST

    Effective February 3, 1998, the net assets of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company also sold 20% of the Vinylweld L.L.C. to its new president for $0.1 million. As of October 3, 1998, the minority interest is $(0.0) million as a result of a negative equity position.

8.          Pro Forma Results

     The pro forma condensed statements of operations are presented for the purpose of providing investors and other interested parties with information about the impact of the purchase of Stuart Hall by Pen-Tab on Pen-Tab's financial statements as if the transaction had been consummated at an earlier date. Pen-Tab consummated the purchase of Stuart Hall Company, Inc. a subsidiary of Newell Co., on August 20, 1998. Pen-Tab is financing the stock purchase through an equity contribution of $39.2 million from its parent company, Pen-Tab Holdings, Inc. and the balance in bank debt. The purchase price is $107 million plus a post closing purchase price adjustment based on the closing date working capital balance. This post closing purchase price adjustment is expected to be approximately $22 million.


                                                    Pen-Tab               Stuart                                   Pro Forma
                                                Industries,Inc.        Hall Company                                 Results
                                                  Nine Months           Nine Months                               Nine Months
                                                     Ended                 Ended               Pro Forma             ended
                                                  October 4, 1997      October 4, 1997         Adjustments        October 4, 1997
                                                ------------------   ------------------   ------------------    ------------------
Net sales                                              $ 83,037              $ 81,675                  $ -            $ 164,712
Cost of goods sold                                       60,287                56,452               (1,500)(1)          116,310
                                                                                                     1,071 (2)
                                                ----------------    ------------------   ------------------    -----------------
Gross profit                                             22,750                25,223                  429               48,402

Expenses:
     Selling, general and administrative                 13,658                12,958               (3,450)(1)           23,166
     Amortization of intangibles                              -                 1,070               (1,070)(3)            1,321
                                                              -                     -                1,321 (4)
     Interest expense - net                               6,237                   797                4,500 (5)           11,534
     Other (income) net                                       -                   (73)                   -                  (73)
                                                ----------------    ------------------   ------------------    -----------------
Total expenses                                           19,895                14,752                1,301               35,948
                                                ----------------    ------------------   ------------------    -----------------
Income before income taxes                                2,855                10,471                 (872)              12,454
Income tax provision (benefit)                            3,262                 3,979               (2,508)(6)            4,733
                                                ----------------    ------------------   ------------------    -----------------
Net (loss) income                                        $ (407)              $ 6,492              $ 1,636              $ 7,721
                                                ================    ==================   ==================    =================


                                                   Pen-Tab                Stuart                                   Pro Forma
                                                 Industries                Hall                                     Results
                                                 Nine Months            Nine Months                               Nine Months
                                                    Ended                  Ended                Pro Forma              ended
                                                 October 3, 1998       October 3, 1998         Adjustments           October 3, 1998
                                                -----------------     ------------------    ---------------    -------------------

Net sales                                              $ 96,207              $ 71,873                  $ -            $ 168,080
Cost of goods sold                                       71,638                49,902               (1,500)(1)          121,111
                                                                                                     1,071 (2)
                                                ----------------    ------------------   ------------------    -----------------
Gross profit                                             24,569                21,971                  429               46,969

Expenses:
     Selling, general and administrative                 15,014                10,821               (3,450)(1)           22,385
     Amortization of intangibles                              -                 1,070               (1,070)(3)            1,321
                                                                                                     1,321 (4)
     Interest expense - net                               7,101                   754                4,500 (5)           12,355
     Other  expense net                                       -                   160                    -                  160
                                                ----------------    ------------------   ------------------    -----------------
Total expenses                                           22,115                12,805                1,301               36,221
                                                ----------------    ------------------   ------------------    -----------------
Income before income taxes                                2,454                 9,166                 (872)              10,748
Income tax provision (benefit)                              933                 3,583                 (432)(6)            4,084
                                                ----------------    ------------------   ------------------    -----------------
Net income (loss)                                       $ 1,521               $ 5,583               $ (440)             $ 6,664
                                                ================    ==================   ==================    =================

Pro Forma Adjustments
---------------------
(1)Income from operations: reflects $6.6 million of operational synergies in combining the two businesses including headcount reductions and freight out cost savings from the reallocation of product shipments among the Company's three manufacturing and distribution facilities. Synergies for the nine months are seventy five percent or $4.95 million of which $1.5 million is allocated to cost of goods sold and $3.45 million is allocated to SG & A expenses.
(2)Depreciation expense of $1.1 million due to a $14.3 million step up to fair market value of the Stuart Hall Property,Plant and Equipment.
(3) Reverse existing goodwill amortization expense of $1.1 million on Stuart Hall's statements of operations.
(4)Record goodwill of $68.1 million due to acquisition of Stuart Hall. Goodwill is amortized over 40 years of which $1.3 million was recorded for the nine month period as goodwill amortization expense.
(5) Interest expense; reflects acquisition debt as if the acquisition occurred at the beginning of the period. Average annual acquisition debt of $71 million at an interest rate of 7.45% (LIBOR plus 2%). In addition amortization of debt issuance costs for the nine months is $0.6 million.
(6)Income Taxes; reflects adjustment to bring income taxes to an effective rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONs

     Net sales for the quarter ended October 3, 1998 increased by $8.2 million, or 23.4%, to $43.3 million from $35.0 million for the quarter ended October 4, 1997. Net sales for the nine months ended October 3, 1998 increased by $15.7 million, or 18.9%, to $98.7 million from $83.0 million for the nine months ended October 4, 1997. For Pen-Tab differentiated product sales increased by $0.6 million to $14.6 million and core product sales increased by $4.4 million to $23.3 million for the quarter ended October 3, 1998 as compared to the quarter
ended October 4. 1997.   For Pen-Tab differentiated product sales increased by
$2.2 million to $32.5 million and core product sales increased by $10.6 million to $56.7 million for the nine months ended October 3, 1998, as compared to the nine months ended October 4, 1997. Stuart Hall Company sales were $2.6 million for the period August 21, 1998, date of acquisition, to October 3, 1998. The Vinylweld segment sales increased approximately $0.7 million to $2.9 million for the quarter ended October 3, 1998 compared to the quarter ended October 4, 1997. The Vinylweld segment sales increased approximately $0.3 million to $7.0 million for the nine months ended October 3, 1998 compared to the nine months ended October 4, 1997.

     Gross profit for the quarter ended October 3, 1998 increased $0.4 million or 4.4% to $10.5 million from $10.0 million for the quarter ended October 4, 1997. Gross profit for the nine months ended October 3, 1998 increased $2.2 million or 9.6% to $25.0 million from $22.7 million for the nine months ended October 4, 1997. The gross profit percentage for the quarter ended October 3,
1998 was 24.5% compared to 28.7%  for the quarter ended October 4, 1997.   The
gross profit percentage for the nine months ended October 3, 1998 was 25.2% compared to 27.4% for the nine months ended October 4, 1997. For Pen-Tab the gross profit percentage declined to 25.8% for the nine months ended October 3, 1998 from 27.5% for the nine months ended October 4, 1997. The decline in gross margin percentage of 1.8% was principally the results of (i) the sales mix change from differentiated products 39.6% and core products 60.4% of sales for the nine months ended October 4, 1997 to differentiated products 36.4% and core products 63.6% of sales for the nine months ended October 3, 1998. The average gross profit percentage for differentiated products is approximately 15%
higher than core products. This shift in mix towards core products accounts for approximately 0.5% of the 1.8% decline in gross profit percentage. (ii) The sales mix within nylon differentiated products ($17.9 million of sales for nine months ended October 3, 1998 and $16.8 million of sales for the nine months ended October 4, 1997) also changed. A greater percentage of the 1998 nylon sales were in the good and better categories ( i.e basic nylon) and the lesser percentage was in the best categories (i.e fashion). The good and better nylon categories carry lower gross margin percentages than the best categories, which caused the overall gross profit percentage in the nylon product category to decrease to 42.6% for the nine months ended October 3, 1998 from 46.6% for the nine months ended October 4, 1997. This accounts for approximately 0.8% of the
1.8%  decline in gross profit percentage.   For the Vinylweld segment the gross
profit percentage declined to 17.1% for the nine months ended October 3, 1998 from 22.5% for the nine months ended October 4, 1997. The decline in gross margin is attributable to (i) approximately $0.7 million of one time low margin sales taken to sustain the workforce during an unusual lull in normal customer orders, (ii) lower margins required to obtain $0.5 million of initial sales from new customers and (iii) a change in mix towards lower margin products.


     SG&A expenses for the quarter ended October 3, 1998 increased $1.5 million, or 27.1% to $7.0 million from $5.5 million for the quarter ended October 4, 1997. SG&A expenses for the nine months ended October 3, 1998 increased by $2.3 million or 17.2% to $16.0 million from $13.7 million for the nine months ended
October 4, 1997.   As a percentage of net sales, SG&A expenses increased to
16.1% for the quarter ended October 3, 1998 from 15.7% for the quarter ended
October 4, 1997.   As a percentage of net sales, SG&A expenses decreased  to
16.2% for the nine months   ended October 3, 1998 from 16.4% for the nine months
ended October 4, 1997. This decrease as a percentage of net sales is principally the result advertising expenses incurred in 1997 for print and media which were not repeated in 1998, and partially offset by an increase in sales and marketing salaries, sales commissions, and shipping expenses.

     Amortization of intangibles for the quarter and nine months ended October 3, 1998 increased by $0.1 million from $0.0 million due to the amortization of goodwill incurred by the acquisition of Stuart Hall.


     Interest expense for the quarter ended October 3, 1998 increased $0.5 million to $2.9 million from $2.4 million for the quarter ended October 4, 1997 and increased by $0.9 million to $7.1 million for the nine months ended October 3, 1998 from $6.2 million for the nine months ended October 4, 1997. The increase is due to interest expense incurred in conjunction with the acquisition of Stuart Hall on August 20, 1998 and interest expense for the nine months ended October 3, 1998 includes nine months of interest expense on the $75 million subordinated notes compared to eight months of interest expense on the subordinated notes during the nine months ended October 4, 1997. The $75 million subordinated notes were issued on February 4, 1997.

YEAR 2000 COMPATIBILITY

     Pen-Tab is currently engaged in a company-wide effort to address the year 2000 compatibility issues that are likely to arise if computer programs and embedded computer chips are unable to properly recognize dates in and after the year 2000. The project is focused on three main areas: information technology
(IT) systems in Pen-Tab's computers and computer software, including those that are linked to the systems of third parties; non-IT systems imbedded in equipment; and Pen-Tab's business relationships with third parties such as suppliers, customers and service providers. The thrust of Pen-Tab's project is to address those systems and relationships which Pen-Tab judges to be material to the their operations. Failure by Pen-Tab to timely resolve Year 2000 Compatibility issues could result, in the worst case, in an inability to manufacture and distribute its product to customers and process its daily business for some period of time. Based on Pen-Tab current status of the project Pen-Tab believes the worst case scenario is unlikely. Pen-Tab is expecting to fund all year 2000 project costs through its operating cash flow.

     Pen-Tab has recently purchased a new certified Year 2000 compliant version of its existing software to upgrade the IT systems. The implementation of the recently purchased software is approximately 50% complete and is expected to be completed by June 30, 1999. The purchase of the new software was purely for the purpose of enhancing Pen-Tab's IT systems however, as a side benefit the new system should resolve the Year 2000 compliance issues related to the IT system. The cost associated with the acquisition of the new IT system are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The cost of the Year 2000 compliance project related to IT systems is expected to be $0.6 million of which $0.4 million has been expended.

     The Year 2000 compliance issue related Non-IT systems imbedded in equipment is currently being evaluated by a company wide committee representing all functional areas. The cost to remedy the Year 2000 compliance issue related to Non-IT systems imbedded in equipment is not expected to be material. The review and remediation of the Non-IT systems imbedded in equipment is expected to be completed by December 31, 1999.

     Pen-Tab has requested documentation from all significant customers, suppliers and service providers that their organizations have addressed the Year 2000 compliance issues and will be ready for the year 2000. The cost to ensure all significant customers, suppliers and service providers are Year 2000 compliant is not expected to be material. Pen-Tab expects to complete by December 31, 1999.

     Pen-Tab has developed a contingency plan for the Company's critical information systems which is consisting of making its existing information systems Year 2000 compliant. In addition Pen-Tab is formulating manual intervention processes for critical company functions.

     While Pen-Tab cannot warrant that all business systems of our business partners, external agents, service providers or government agencies will be timely with year 2000 compliance, the company expects no business interruptions due to non-compliance by any particular entity. The Company believes that year 2000 issues will not materially affect future financial results or operating performances.

LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities for the nine  months ended
October 3, 1998 was $29.7   million as compared to net cash used in operating
activities of $9.7 million for the nine months ended October 4, 1997. The increase was primarily attributable to a $22.0 million additional liability for the purchase of Stuart Hall.

     Net cash used in investing activities was approximately $131.2 million primarily due to the acquisition of Stuart Hall.


     Net cash provided by financing activities for the nine months ended October 3, 1998 was $87.7 million as compared to net cash provided by financing activities of $19.0 million for the nine months ended October 4, 1997. The net cash provided by financing activities for the nine months ended October 3, 1998 was due to an increase in borrowings due to the acquisition of Stuart Hall and an equity contribution from Pen-Tab Holdings of $39.2 million. During the nine months ended October 4, 1997, the net cash provided by financing activities consisted of $75 million relating to the issuance of senior subordinated notes, offset by an increase in dividend distributions of $39.6 million and a $16.4 million net repayment of long-term debt.


SEASONALITY AND KNOWN TRENDS

  Pen-Tab experiences seasonality in its business operations. During Pen-Tab's second and third quarters, net sales are higher than the first and fourth quarters due to sales of back-to-school products.

FORWARD-LOOKING STATEMENTS

  Written reports and oral statements made from time to time by Pen-Tab contain "forward-looking statements." Forward looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals," "expects," "plans," "believes," "estimates," "forecasts," "projects," "intends," and other words of similar meaning. Such statements are likely to address Pen-Tab's earnings, return on capital, capital expenditures, project implementation, production growth, sales growth and expense reductions. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections about their industry. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Pen-Tab's control.

  Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of paper, changes in economic conditions, changes in the availability and/or price of paper, significant changes in rates of interest, inflation, or taxes, changes in Pen-Tab's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur, changes in accounting principles and timely resolution of Year 2000 compatibility issues by Pen-Tab and its customers and suppliers.

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

Item 5.  Other Information.
--------------------------
Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------
     (a)  Exhibits
     -------------

          Financial Data Schedule (filed only electronically with the SEC)


     (b)  Reports on From 8-K
     ------------------------

          Form 8-K and Form 8-K/A related to the acquisition of Stuart Hall were filed on September 4, 1998 and October 20, 1998, respectively.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended October 3, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Pen-Tab Industries, Inc.
                                             (Registrant)



Date:                                        By: /s/ William Leary
-----                                        ---------------------
                                             William Leary
                                             Vice President, Chief Financial and
                                             Administrative Officer
                                             (principal financial officer
                                             and accounting officer)