Form 10-K405
period 1999-01-02
PEN TAB INDUSTRIES INC
filed 1999-04-02
CIK 1033955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1999

                                        or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the Transition period from         to

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this from 10-K. [X]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 1, 1999, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            Pen-Tab Industries, Inc.

                                   Form 10-K

                   For the Fiscal Year Ended January 2, 1999

     Certain statements contained in this Annual Report are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources or the Company's inability to attract and retain highly qualified management, technical, creative and sales and marketing personnel. The Company disclaims any intent or obligation to update any forward-looking statements.

                                     Index

 Part I.                                                                   Page
                                                                           ----
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................     7
    Item 3.  Legal Proceedings..........................................     7
    Item 4.  Submission of Matters to a Vote of Security Holders........     7
 Part II.
    Item 5.  Market for Registrant's Common Stock and Related
              Stockholder Matter........................................     8
    Item 6.  Selected Financial Data....................................     8
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    10
    Item 7a. Quantitative and Qualitative Disclosures About Market
              Risk......................................................    15
    Item 8.  Financial Statements and Supplementary Data................    15
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures.................................    15
 Part III.
    Item 10. Directors and Executive Officers of the Registrant.........    16
    Item 11. Executive Compensation.....................................    17
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    18
    Item 13. Certain Relationships and Related Transactions.............    18
 Part IV.
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    19
 Signature...............................................................   22

                                     Part I

Item 1. Business

 General

   Pen-Tab Industries, Inc. (together with its majority-owned subsidiaries, the "Company") was incorporated in 1997 in the state of Delaware, the successor corporation to a Virginia corporation of the same name. The Company is a wholly-owned subsidiary of Pen-Tab Holdings, Inc. ("Holdings") a Virginia corporation.

   The Company is a leading U.S. manufacturer and marketer of school, home and office supply products. The Company's core products include binders, pads, filler paper, spiral and coilless notebooks, planners, envelopes, school supplies and arts and crafts products in hundreds of configurations. In 1992, the Company recognized a previously unfulfilled demand for higher quality, upscale school and office-related products. The Company pioneered a line of these differentiated higher price point, branded products to serve the school and office product markets. The Company has developed strong consumer recognition for its proprietary office styles and its upscale school styles under the Pen-Tab(R), Pen-Tab Pro(R) and Expert(R) brand names. These differentiated products provide both the Company and the retailer with higher margins. The Company's August 1998 acquisition of Stuart Hall Company, Inc. ("Stuart Hall") has expanded the Company's product line into the market of licensed products. The acquisition broadens the Company's product offerings by adding licensed products to Pen-Tab's proprietary styles and brands. Stuart Hall's license portfolio includes Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R), MTV: Music Television(TM) and Disney's Winnie the Pooh. The Company, through its Vinylweld L.L.C. Subsidiary, is also a leading U.S. manufacturer of vinyl packaging products designed primarily for audio and video cassette tapes. For fiscal 1998, core products represented an estimated 57.9% of revenue, differentiated products represented an estimated 34.6% of revenue and Vinylweld represented an estimated 7.5% of revenue. For fiscal 1998, school-related products represented an estimated 60.9% of revenue, office-related products represented an estimated 31.6% of revenue and Vinylweld represented an estimated 7.5% of revenue.

   The Company's move into differentiated products is primarily responsible for the increases in sales and profitability. From 1994 to 1998, the Company's sales have grown from $90.5 million to $124.1 million and EBITDA (as defined herein) has grown from $8.9 million to $14.6 million. During the same period, the Company's EBITDA margin increased from 9.8% to 11.7%. The Company's strategy is to grow through continued internal design of new, differentiated product lines and strategic acquisitions.

   The Company has a long-standing customer base featuring mass merchandisers, national discount stores, wholesale clubs, and office supply superstores in the United States and Canada. The Company is headquartered in a state-of-the-art 282,000 sq. ft. facility in Front Royal, Virginia. The Company also maintains manufacturing facilities in Chicago, Los Angeles, and Kansas City. The Company has invested heavily in state-of-the-art automated production equipment to provide a low cost manufacturing environment. As of January 2, 1999, the Company employed approximately 900 people in its four facilities.

Competitive Strengths

   The combination of the Company's products, customers and proven track record distinguishes it as a leading manufacturer and marketer of school, home and office products in North America. The Company attributes this success and it's continued opportunities for growth and profitability to the following competitive strengths:

   Market leader in differentiated, branded school, home and office products. The Company is a market leader in differentiated, branded school, home and office products. The Company has pioneered a line of high-quality, functionally superior, higher price point and margin, branded items to serve the school and office products markets. Demand for proprietary differentiated products has risen steadily since 1993 when the Company first introduced them and the Company expects a significant portion of its future growth to come from increased sales of differentiated products.

   Licensed Products. Through the acquisition of Stuart Hall, Pen-Tab has rounded out its differentiated product offering with a portfolio of licensed products. This portfolio includes licenses with Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R), MTV: Music Television(TM), X Games(TM), Disney's Winnie the Pooh, Hallmark and Winners(R) Collection.

   Partnering reduces inventory risk. The Company's creative department has strong design capabilities and together with senior sales and marketing personnel has been successful in developing these partnering relationships with major customers. Senior sales management personally handle the Company's largest accounts allowing the Company to design products in concert with its major customers, tailoring high-quality, upscale products to meet a mutual vision. The Company's differentiated school-related products are only mass-produced once they have been pre-sponsored by a major customer.

   Brand name recognition. Through the manufacturing of high-quality products for over 60 years, the Company has developed strong brand recognition with consumers, retailers and distributors. The Company focuses on building its brand name by internally designing new, differentiated products and product formats. This allows the Company to achieve higher margins than would be achievable with core products. Several trademarks, sub-brands and proprietary styles, including Pen-Tab(R), Pen-Tab Pro(R), Stuart Hall, Attitude(R), Tough Tracks(R), Executive(R) and Expert(R), have been developed to service targeted market sectors.

   Modern, efficient and strategically located facilities. The Company has invested in the latest advances in plant and capital equipment. Management has expanded manufacturing capacity in advance of customer demand. The Company has available unused manufacturing capacity to support an additional $50 million to $60 million in sales of paper products with no significant additional capital expenditures. Management believes the Company's heavy investment in technologically advanced high-speed equipment provides it with one of the lowest manufacturing cost environments in the school, home and office products industry. Moreover, the company has large plants strategically located across the United States (East Coast--Front Royal, VA; Midwest--Kansas City, MO; West Coast--City of Industry, CA) to serve the largest national retailers and distributors in the United States. Its locations offer additional expansion capacity and ready access to road and rail transportation.

   Long-standing customer base. The Company has cultivated long-term customer relationships with well-capitalized, high-growth retailers and distributors in the school, home and office products industry. Management has identified the fastest growing distribution channels in the Company's marketplaces and has focused its resources on the key accounts in those channels. The Company's customers include the nation's largest discount stores and mass merchandisers, wholesale clubs, office supply superstores, contract stationers and grocery and drug store chains.

   Leading edge information systems. The Company has recently invested in a new state-of-the-art Enterprise Resource Planning software system to manage the manufacturing, accounting, distribution, inventory, sales and billing systems. The system integrates all of the Company's locations to provide timely information for management. The Company conducts business using electronic data interchange programs with most of its larger customers.

   Experienced management team. Between them, Alan Hodes, Chief Executive Officer of the Company, and Michael Greenberg, Executive Vice President of the Company, have over 59 years with the Company. The Company has supplemented its senior management ranks with a strong team of new sales, marketing, creative, and finance professionals within the past five years.

Growth Strategy

   Focus on rapidly growing customers. The Company serves many of the largest and best-positioned customers in the school, home and office products industry including mass merchandisers, warehouse clubs, national office products superstores, national contract stationers and grocery and drug store chains. Anticipating further consolidation in the school, home and office products industry, the Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers driving consolidation in the school, home and office products industry.

   Continue to introduce differentiated products. Differentiated, higher value-added products give the Company a greater selection to offer its customers and improve product line profitability for both the Company and its customers. The Company plans to continue to distinguish itself from other suppliers and improve profitability through product innovation, differentiation and line extensions. The Company will accomplish this by continued internal design of new, differentiated product lines.

   Focus on partnering relationships. The Company will continue to utilize and expand the integrated efforts of the creative department and senior sales and marketing personnel to develop and foster partnering relationships with major customers. Partnering should allow the Company to continue designing products in concert with its major customers while expanding production of upscale products that meet a mutual vision.

   Broaden product distribution. The Company's market presence and distribution strength position it to sell new or acquired product lines across its distribution channels, including mass merchandisers, national office products superstores, national contract stationers, office product wholesalers and grocery and drug store chains. In the future, the Company intends to strengthen its position in the contract stationer market. The Company has a strong relationship with B.T. Office Products International, Inc., one of the nation's largest contract stationers.

   Continued growth through acquisition. In addition to the growth the Company expects to come from the development of new, differentiated products and product lines and expanding sales of existing products and product lines, the Company actively evaluates acquisition candidates. Future strategic acquisitions may be undertaken to broaden the Company's product lines, expand its manufacturing capacity, and strengthen its presence within the various channels of distribution in the worldwide market.

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

   Several years ago, management recognized a market need for well-designed, high-quality, functionally superior school and office products. To serve this need, the Company pioneered a new line of branded differentiated products with value-added features. The Company's high-quality, fashion-forward school-related designs and high quality, functionally superior, office-related products have been very successful with major mass merchandisers and consumers. Approximately 34 percent of the Company's 1998 sales are derived from differentiated products, which have been developed over the last five years.

   School-related products (60.9% of 1998 net sales). The Company produces tablets, spiral and coilless notebooks, filler paper and binders for the school market. The Company's high-technology production equipment is designed to produce these products in mass quantity in virtually any configuration according to the customer needs. The Company also designs, assembles and markets nylon binders, planners, knapsacks and other school products. Products are packaged in a variety of quantities, rulings, sizes and papers.

   The Company is the recognized market leader for higher quality, upscale, creatively designed school products largely for the teenage market. The Company's marketing and design departments have carefully researched market demands to develop a range of product offerings. The Company created a broad line of innovative styles and designs to appeal to segmented markets of school-age children through its Pen-Tab Pro(R), Tough Tracks(R), Pro Ball(R) and Pen-Tab Online(R) product lines. Durable nylon covers and colorful designs have been incorporated into core products to differentiate its line. The value-added products sell at retail price points for up to $20. Whereas certain basic school supplies often work as a loss leader for retailers, the Company's differentiated products give a mass merchandiser a fashion-forward image and an attractive profit margin.

   Through the acquisition of Stuart Hall, the Company is now a leading manufacturer and marketer of licensed school products. Stuart Hall's licensed portfolio includes Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R), MTV: Music Television(TM), X Games(TM) and Disney's Winnie the Pooh. These licenses are proprietary to the Company in its category and allow for higher margins than non-licensed products. The Company's many licenses appeal to segmented markets of school age children.

   Leveraging its creative capabilities and experience, the Company has created a brand name for high quality, upscale school supplies. For example, Tough Tracks(R) line incorporates a rugged, outdoors look which is targeted at environmentally-conscious school children and utilizes textures, designs and colors to appeal to the target market. The "Pro Series" is the Company's best selling premium notebook line. Features of this line include pressboard covers, inside pockets, coated double wire, extended tab dividers, and heavyweight 20 lb. paper.

   The Company also produces a variety of paper products for use in creative and artistic leisure activities, including construction paper, poster paper, tracing paper and drawing pads. The Company sells these items both in conventional packaging and in innovative combination packs and jumbo bonus packs. The Company distinguishes its arts and crafts packages by including special "kids activity ideas" to encourage creativity.

   Sales of school-related products are seasonal and peak during spring and summer. Orders for back-to-school products are generally placed during March through April, and shipped May through August. The Company builds a substantial inventory of finished back-to-school products before shipment. Certain differentiated products that are manufactured overseas are only mass-produced with firm customer commitments to limit inventory risk.

   Management believes the growth opportunities for differentiated; creatively designed school products remain largely untapped. The Company has numerous exciting new products for the coming year, and management expects continued growth from these items.

   Office-related products (31.6% of 1998 net sales). The Company produces a variety of similar products for the office, including pads and envelopes. Sales of office products are not seasonal. New, differentiated products for the office market have included double wire spiral pads with hard covers, organizers and other high-quality, functionally superior products sold under the Executive(R), Expert(R) and Platinum(R) brands.

   The office products market represents significant growth potential for the Company. Office products distribution is shifting to the Company's existing core customer base of mass merchandisers wholesale clubs and office supply superstores. In addition, the Company has recently established strong relationships with several of the nation's largest contract stationers. Management believes the same opportunity exists to develop innovative higher quality products for the office supply market as in the school products market. The Company's creative department has already created several high-quality, functionally superior designs for planners and pads in the office supply market.

   Custom packaging products (7.5% of 1998 net sales). The Company, through its subsidiary Vinylweld L.L.C. and under the trade name Vinylweld, is a supplier of custom packaging products. Vinylweld's customer strategy is to find innovative solutions to unique challenges in packaging and product applications designed for the customer's product. The Company utilizes the technology of vacuum forming and radio frequency sealing (often referred to as heat-sealing) to produce customized packaging which is utilized by customers primarily for audio and video cassette tapes. The Company also produces innovative packaging for the growing market of computer compact disc cartridges. Vinylweld's working capital needs are low because it operates in a made-to-order environment with little need to maintain inventory.

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

Sales, Distribution and Marketing

   The Company markets its broad range of products to a wide variety of customers through virtually every channel of distribution for school, home and office products including the largest mass merchandisers, warehouse clubs, office product superstores, major contract stationers and grocery and drug store chains. The Company's aggregate net sales to two customers accounted for approximately 16.9% and 13.3%, respectively of the Company's net sales for fiscal 1998.

   The largest retailers, wholesalers and contract stationers have been rapidly expanding as industry channels are undergoing consolidation. Management has identified the fastest growing distribution channels in their marketplaces and has focused the resources of the Company to the key accounts in those channels. Management selectively pruned its customer base over the past several years to concentrate on strong growth-oriented companies, which purchase a more profitable product mix.

   The Company will continue to target those customers driving consolidation in the office products industry and believes that it is strongly positioned to meet the special requirements of these customers in the growing distribution channels of the school, home and office products industry. Leading merchandisers favor larger suppliers with national manufacturing capabilities, such as the Company, that has implemented automated ordering, manufacturing and distribution practices. These customers seek suppliers, such as the Company, who are able to offer broad product lines, higher value-added innovative products, national distribution capabilities, low costs and reliable service. Furthermore, as these customers continue to grow and consolidate their supplier bases, the Company's ability to meet their special requirements should be an increasingly important competitive advantage.

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

   Management starts its product plan by segmenting its customer base (e.g. for the teen market, consumers with a focus on a sports, fashion, rugged or "techie' image). Product designs are then evaluated through research, focus groups and sample testing. Through over 60 years of customer presence, Pen-Tab(R) and Stuart Hall have developed strong brand identity for quality products. Its Pen-Tab Pro(R), Tough Tracks(R), Executive(R), Expert(R) and Pen-Tab Paper Store(R) lines are also building customer loyalty in segmented markets. The Company typically leads marketing efforts with its core established product lines and leverages this stable business to increase sales of its value-added differentiated products.

   Vinylweld sells an extensive line of stock and custom audio/video software packaging in many configurations and price ranges. Customers vary from individual authors of programs to Fortune 500 companies. Sales may be made direct to end-users or indirectly through a variety of channels including distributors, duplicators, multi-level marketers and direct selling companies. Vinylweld has a core group of accounts with major, long term, high volume customers, which are personally handled by executive sales management personnel. Additionally, the Company employs five field sales people.

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

Competition

   The markets for the Company's products are highly competitive. The Company's principal methods of competition are customer service, price, product differentiation, quality and breadth of product line offerings. The markets in which the Company operates have become increasingly characterized by a limited number of large companies selling under recognized trade names. These larger companies, including the Company, have the economies of scale, national presence, management information systems and breadth of product line required by the major customers. In addition to branded product lines, manufacturers also produce private-label products, especially in the context of broader supply relationships with office product superstores and contract stationers.

   The school, home and office products industry is fragmented, ranging from large national manufacturers to single-facility, regional manufacturers. A few manufacturers, including the Company, have developed strong brand name recognition for a number of product lines. Other national companies include Mead and American Pad & Paper Company. In addition, the Company still competes with a large number of smaller, regional companies, which have more limited product lines.

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

Intellectual Property

   The Company seeks trademark protection for all of its product line trade names. The Company presently holds several trademarks covering designs, symbols and trade names used in connection with its products, including Pen-Tab(R), Pen-Tab Pro(R), Executive(R), Expert(R) and Pen-Tab Paper Store(R).

Licensed Products

   The Company is a party to numerous license agreements. These license agreements permit the Company to use various licensed properties on its products. The license agreements generally have terms of one to three years, have minimum royalty requirements and a fixed percentage of the selling price as a royalty due the licensor.

Employees

   The Company had approximately 900 employees as of January 2, 1999. Approximately 600 employees are represented by collective bargaining agreements at the Missouri, Illinois and California facilities. In Missouri the employees are represented by the United Paperworkers International Union AFL-C10, CLC Local 765, whose contract expires August 8, 2000. In California, the employees are represented by the Graphic Communications Union Local No. 388-M AFL-CIO, whose contract expires October 31, 1999. In Illinois, the employees are represented by the Warehouse, Mail Order, Office and Professional Employees Local 743 Affiliated International Brotherhood, Teamsters AFL-CIO, whose contract expires December 19, 2001. The

Company enjoys an amicable relationship with unionized labor. The following table provides information on the Company's employees by operating function:

                       Employees Categorized by Function

         Manufacturing...................................... 820
         Sales, Marketing and Creative......................  30
         Administrative.....................................  40
         Executive..........................................  10
                                                             ---
           Total............................................ 900
                                                             ===

   As of January 2, 1999, the Company's manufacturing employees numbered 220 in the Virginia facility, 200 in the California facility, 200 in the Chicago facility and 200 in the Kansas City Facility.

Item 2. Properties

   The following table summarizes the Company's facilities by location.

                                    Company Facilities
   ------------------------------------------------------------------------------------
                            Approximate Owned/                                 Lease
   Location                 Square Feet Leased Product Categories            Expiration
   --------                 ----------- ------ ------------------            ----------
   Front Royal, VA.........   282,000    Owned School, Office & Home             N/A
   Kansas City, MO.........   491,000   Leased School, Office & Home            2005
   City of Industry, CA....   250,000   Leased School, Office & Home            2002
   Chicago, IL.............   210,000   Leased Primarily Vinyl and Packaging    2009

   The Company's Front Royal, VA facility was financed with Industrial Revenue Development Bonds and is pledged as collateral.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   None

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   None

Item 6. Selected Financial Data (Dollars in Thousands)

   The financial statements of Pen-Tab Industries, Inc. for fiscal years 1995 and 1994 represent the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab Industries of California, Inc., a Delaware corporation, which were controlled under common ownership. Intercompany accounts and transactions have been eliminated in combination. Effective July 1, 1996, the two companies were merged into a new Virginia corporation, called Pen-Tab Industries, Inc., with no change in ownership, and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. In connection with the merger, Pen-Tab Industries, Inc. recorded a charge to retained earnings of $295 relating to the cancellation of treasury stock previously held by the two companies, and eliminated the treasury stock and related additional capital balances.

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

   On February 3, 1998, net assets of $1,500 of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company sold 20% of Vinylweld L.L.C. to Vinylweld's president for $125. The Financial statements of Pen-Tab Industries, Inc. for fiscal year 1998 reflect the acquisition of Stuart Hall Company, Inc. and the results of their operations from the acquisition on August 20, 1998, through the fiscal year end of January 2, 1999.

   Set forth below are selected historical financial data and other financial data of the Company as of the dates and for the periods presented. The selected historical financial data as of January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995, December 31, 1994 and for the fiscal years then ended were derived from the Audited Financial Statements of the Company.

   The information contained in this table and accompanying notes should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations," the Audited Consolidated Financial Statements and the accompanying notes and schedules thereto appearing elsewhere.

                                           Fiscal Year
                            --------------------------------------------------
                              1998        1997        1996     1995     1994
                            --------    --------    --------  -------  -------
Statement of Operations
 Data
Net sales.................  $124,082    $ 96,637    $106,869  $96,808  $90,472
Cost of goods sold........    91,105      71,701      74,781   74,305   70,581
Gross profit..............    32,977      24,936      32,088   22,503   19,891
Selling, general and
 administrative expenses..    22,030      16,838      16,528   13,204   13,346
Amortization of goodwill..       578         --          --       --       --
Relocation and
 reorganization expenses
 (a)......................       --          804         --     1,906      --
Interest expense, net.....    11,413       8,194       2,346    2,883    2,410
Other (income) expense,
 net......................       (28)        --           (4)     (55)      (3)
Income (loss) before
 income taxes.............    (1,016)       (900)     13,218    4,565    4,138
Income tax (benefit)
 provision (b), (e).......      (335)      1,945        (191)    (343)     825
Net income (loss).........  $   (681)   $ (2,845)   $ 13,409  $ 4,908  $ 3,313
Other Financial Data
Pro forma income tax
 (benefit) provision (b)..  $    --     $   (338)   $  4,956  $ 1,948  $ 1,783
Pro forma net income
 (loss) (b)...............       --         (562)      8,262    2,617    2,355
Net cash provided by (used
 in)operating activities..    43,426        (768)     13,356   10,926    5,576
Net cash (used in)
 investing activities.....  (134,632)     (1,562)       (890)  (8,521)  (1,331)
Net cash provided by (used
 in) financing
 activities...............    77,550      15,895     (13,191)  (2,291)  (4,163)
Adjusted EBITDA (c).......    14,582      10,652      17,916   11,865    8,865
Adjusted EBITDA margin
 (c)......................      11.7%       11.0%       16.8%    12.3%     9.8%
Depreciation and
 amortization.............     4,892       2,968       2,364    2,760    2,317
Capital expenditures......  $  2,854    $  1,562    $    890  $ 9,322  $ 1,371
Ratio of earnings to fixed
 charges (d)..............       -- (d)      -- (d)      5.8x     2.4x     2.4x
                                              As of
                            --------------------------------------------------
                             Jan. 2      Jan. 3     Dec. 28   Dec. 30  Dec. 31
                              1999        1998        1996     1995     1994
                            --------    --------    --------  -------  -------
Balance Sheet Data
Total assets..............  $181,943    $ 63,792    $ 43,504  $43,805  $41,711
Long-term debt (including
 current portion).........   132,460      82,754      24,210   28,000   26,890
Stockholders' equity
 (deficit)................  $ 10,517    $(28,005)   $ 15,052  $11,044  $ 8,770

--------
(a) During fiscal 1995, the Company relocated its headquarters and its east coast manufacturing facilities from Glendale, New York to Front Royal, Virginia. The non-recurring charges of $1,906 associated therewith are reported as relocation expense in the statement of operations and retained earnings. During fiscal 1997, the Company reorganized its sales and marketing functions. The non-recurring charges of $804 for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statement of operations and retained earnings.
(b) A portion of the Company was taxed as a "C" corporation under the Internal Revenue Code during fiscal 1994, and accordingly was subject to federal and state income taxes. For all fiscal years thereafter until the period ended February 3, 1997, the entire company elected to be treated as an "S" corporation for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the Company's shareholders based on their respective ownership interests. Accordingly, no provision for income taxes was required for such periods, except for state income taxes.
(c) Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and certain non-recurring expenses (see (a) above). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, Adjusted EBITDA should not be considered in isolation as a substitute for net income (loss) or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of Adjusted EBITDA may not be comparable to similar measures reported by other companies. Adjusted EBITDA amounts for fiscal 1997 has been adjusted for reorganization expenses of $804, related to the recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees and fiscal 1995 has been adjusted for non-depreciation relocation expenses of $1,657, related to the relocation of the Company's headquarters and east coast manufacturing facilities from New York to Virginia. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to net sales for the period. Funds depicted by Adjusted EBITDA are not available for management's discretionary use due to functional requirements to conserve funds primarily for capital replacement and expansion, and debt service requirements.
(d) For purposes of the ratio of earnings to fixed charges, (i) earnings are calculated as the Company's earnings before income taxes and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and one-third of operating lease expense. Earnings before fixed charges for the year ended January 2, 1999 and January 3, 1998 were insufficient to cover fixed charges by $1,016 and $900, respectively.

                                                   Fiscal Year
                                       ----------------------------------------
                                        1998     1997    1996     1995    1994
                                       -------  ------  -------  ------  ------
  Income (loss) before income taxes... $(1,016) $ (900) $13,218  $4,565  $4,138
  Add back Fixed Charges;
   Interest Expense...................  11,413   8,194    2,346   2,883   2,410
   Operating Lease Expense 1/3........     531     400      400     375     540
                                       -------  ------  -------  ------  ------
  Earnings before Fixed Charges.......  10,928   7,694   15,964   7,823   7,088
  Fixed Charges.......................  11,944   8,594    2,746   3,258   2,950
  Ratio of Earnings to Fixed Charges       --      --       5.8x    2.4x    2.4x

(e) During fiscal 1997, the Company recorded a cumulative deferred tax liability of $2,316 upon termination of the Company's "S" corporation status.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The following discussion should be read in conjunction with the "Selected Financial Data", the Audited Financial Statements and the accompanying notes and schedules thereto appearing elsewhere herein.

   Stuart Hall Acquisition. On August 20, 1998 Pen-Tab acquired all of the capital stock of Stuart Hall Company, Inc., a wholly-owned subsidiary of Newell Co. The net purchase price was approximately $131.9 million after post-closing adjustments and expenses, of which $39.2 was generated by an equity contribution from Pen-Tab Holdings, Inc., Pen-Tab's parent company and the remainder was financed with drawings on a bank Credit Facility (as hereinafter defined). Stuart Hall's results of operations since the acquisition date are included in the Company's results of operations. The acquisition was accounted for as a purchase.

   Differentiated products. In 1992, the Company recognized a previously unfulfilled demand for higher quality, functionally superior, upscale school and office-related products. The Company pioneered a line of these higher price point and margin, branded products to serve the school and office products markets. A significant portion of the Company's increase in sales since 1992 is due to the introduction of differentiated products. Additionally, the Company's differentiated products and product lines result in higher margins for the Company and its customers. Demand for differentiated products has risen steadily since 1992 when the Company first introduced them and the Company expects a significant portion of its future growth to come from increased sales of differentiated products.

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

   Paper prices. Paper represents the largest component of the Company's cost of goods sold. While paper prices are currently at approximately the same levels as in 1993, certain commodity grades have shown considerable price volatility during that period. The Company's pricing policies generally enable it to set product prices consistently with the Company's cost of paper at the time of shipment. The Company believes that it is able to price its products so as to minimize the impact of price volatility on dollar margins. However, significant and unusual price fluctuations occurred during 1995 and 1996 that were not all passed on to customers. As a result of new product introductions, a substantial portion of which have little or no paper content, the Company offers a broader and more diverse product mix which is less susceptible to paper price fluctuations.

Results of Operations

   The following table sets forth the fiscal years 1994 through 1998, certain income and expense items of the Company as a percentage of net sales.

                                                     Fiscal Year
                                            ---------------------------------
                                            1998   1997   1996   1995   1994
                                            -----  -----  -----  -----  -----
Net sales.................................. 100.0% 100.0% 100.0% 100.0% 100.0%
Cost of goods sold.........................  73.4%  74.2%  70.0%  76.8%  78.0%
                                            -----  -----  -----  -----  -----
Gross profit...............................  26.6%  25.8%  30.0%  23.2%  22.0%
Selling, general, and administrative
 expenses..................................  17.8%  17.4%  15.5%  13.6%  22.0%
Amortization of goodwill...................   0.5%   --     --     --     --
Relocation and reorganization expenses.....   --     0.8%   --     2.0%   --
                                            -----  -----  -----  -----  -----
Income from operations.....................   8.3%   7.6%  14.5%   7.6%   7.2%
                                            =====  =====  =====  =====  =====

Fiscal 1998 Compared to Fiscal 1997

   Net sales for the year ended January 2, 1999 increased by $27.4 million, or 28.4%, to $124.1 million from $96.6 million for the year ended January 3, 1998. The Company's acquisition of Stuart Hall contributed $11.8 million or 12.2% of the increase. For the Pen-Tab segment, which includes Stuart Hall, differentiated product and core product sales increased by $10.7 million and $16.0 million, respectively, for the year ended January 2, 1999 as compared to the year ended January 3, 1998. The Vinylweld segment had sales increases of $0.7 million.

   Gross profit for the year ended January 2, 1999 increased by $8.0 million or 32.2% to $33.0 million from $24.9 million for the year ended January 3, 1998. The gross profit percentage for year ended January 2, 1999 was 26.6% compared to 25.8% for the year ended January 3, 1998. The 0.8% increase in the gross profit percentage is principally related to (i) the growth in high margin differentiated product sales which increased to 34.6% of net sales for the year ended January 2, 1999 from 33.4% for the year ended January 3, 1998, and (ii) sales volume increase in 1998 caused an increase in gross margin due to the increased utilization of fixed factory overhead.

   SG&A expenses for the year ended January 2, 1999 increased $5.2 million or 30.8% to $22.0 million from $16.8 million for the year ended January 3, 1998. As a percentage of net sales, SG&A expenses increased to 17.8% for the year ended January 2, 1999 from 17.4% for the year ended January 3, 1998. This increase is principally the result of (i) shipping expenses (primarily freight out) increased to 8.2% of net sales for the year ended January 2, 1999 from 6.8% of net sales for the year ended January 3, 1998. The increase was the result of an increase in direct-to-store customers. Partially offset by (ii) a reduction in 1998 of television and print advertising of $1.2 million or 1.0%.

   Interest expense, net for the year ended January 3, 1999 increased $3.2 million to $11.4 million from $8.2 million for the year ended January 2, 1998. The increase is principally due to the interest on the debt incurred to acquire Stuart Hall on August 20, 1998.

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

   Interest expense, net for the year ended January 3, 1998 increased $6.1 million to $8.4 million from $2.3 million for the year ended December 28, 1996. The increase is principally due to the interest expense on the $75 million of senior subordinated notes issued during February 1997.

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

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended January 2, 1999 was $43.4 million as compared to net cash used of $0.8 million for the year ended January 3, 1998. The increase was primarily attributable to the acquisition of Stuart Hall. The account receivable of Stuart Hall at the date of acquisition was approximately $29 million, reflecting the seasonal back to school spike. By year end the accounts receivable balance related to Stuart Hall was approximately $5 million. In addition, an $18.5 million working capital purchase price adjustment related to the purchase of Stuart Hall remains unpaid at year end as it is in arbitration.

   Net cash provided by financing activities for the year ended January 2, 1999 was $77.6 million as compared to net cash provided by financing activities of $15.9 million for the year ended January 3, 1998. The increase is primarily attributable to a $39.2 million equity contribution from Pen-Tab Holdings and the proceeds of long-term debt used to acquire Stuart Hall.

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

   Capital expenditures in the fiscal years 1998, 1997 and 1996 were $2.9 million, $1.6 million, and $0.9 million, respectively. The Company expects that capital expenditure requirements will be approximately $4.0 million for 1999. The Company believes capital expenditure levels are sufficient to maintain competitiveness and to provide sufficient manufacturing capacity. The Company expects to fund capital expenditures primarily from cash generated from operating activities.

   In August 1998, in conjunction with the acquisition of Stuart Hall, the Company entered into a new Credit Facility ("Credit Facility"). The information below is a summary of the material terms thereof qualified by reference to the complete text of the documents. The Credit Facility has two parts, a $100 million revolver and a $35 million term loan. Borrowings under the Credit Facility are available to acquire the capital stock of Stuart Hall Company, Inc., for working capital and general corporate purposes, including letters of credit. The $35 million term loan was fully drawn on at August 20, 1998 in conjunction with the acquisition of Stuart Hall. The Credit Facility is secured by first priority liens on substantially all of the Company's assets. The Credit Facility expires on August 20, 2001, unless extended. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1.0% or, at the Company's option, the Eurodollar rate plus 2.0%. The Company is required to pay a commitment fee of 0.5% on the unused portion of the $100 million revolver. The Credit Facility permits the Company to prepay loans and to permanently reduce credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts.

   The availability of the Credit Facility is subject to various conditions precedent. Advances are made under the revolver portion of the Credit Facility up to an aggregate $100 million based on a borrowing base comprised of eligible accounts receivable and inventory at the following advance rates: 85% of the value of eligible accounts receivable, and 60% of the value of eligible inventory. The Credit Facility and the Indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities.

   The Company's average working capital borrowings under its credit agreements, in effect at the time, for the fiscal years 1998, 1997, and 1996 were $7.6 million, $2.5 million, and $24.9 million, respectively. The Company's maximum working capital borrowings outstanding were $35.3 million, $10.9 million, and $39.4 million, respectively for the same fiscal years. At January 2, 1999 $5 million was outstanding on the revolver portion of the Credit Facility.

   Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including the availability of seasonal borrowings under the Credit Facility, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

   During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75 million 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and the Company's effective interest rate under the swap agreement at January 2, 1999 was 10.5%. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument. At January 2, 1999, the agreement could have been terminated at a gain of $747,000.

Inflation

   The Company believes that inflation has not had a material impact on its results of operations for the three years ended January 2, 1999.

Year 2000 compliance.

   Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish between the year 1900 and the year 2000. This could result in system failures or data corruption for the Company, its customers or suppliers, which could cause disruptions of operations. The Company is currently engaged in a company-wide effort to address the year 2000 compatibility issues. The project is focused on three main areas: information technology (IT) systems; non-IT systems imbedded in equipment; and the company's business relationships with third parties, such as suppliers, customers, and service providers. The thrust of the project is to address those systems and relationships which the Company judges to be material to their operations. Based on the Company's current project status, management feels it is unlikely there will be any disruptions in manufacturing or distribution of products to customers, or in their daily business processes. The Company is expecting to fund all year 2000 project costs through its operating cash flow.

   The Company has recently purchased a new certified Year 2000 compliant software package to upgrade it's existing IT systems. The implementation of the recently purchased software is expected to be complete by June 30, 1999. The purchase of the new software was purely for the purpose of enhancing the Company's existing IT systems; however, a side benefit of the software is its year 2000 compliance. The cost associated with the acquisition of the new IT system are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The cost of the year 2000 compliance project related to IT systems is expected to be $0.2 million of which $0.1 million has been expended.

   The year 2000 compliance issue related to non-IT systems imbedded in equipment is currently being evaluated by a company wide committee representing all functional areas. The cost to remedy this issue is not expected to be material, and is expected to be complete by September 30, 1999.

   The Company has requested documentation from all significant customers, suppliers, and service providers that their organizations have addressed the year 2000 compliance issues and that their companies are ready. The cost to ensure all significant customers, suppliers, and service providers are compliant is not expected to be material, and will be complete by September 30, 1999.

   The Company currently is developing contingency plans. The Company anticipates that its internal systems will by Year 2000 compliant by September 30, 1999. The Year 2000 readiness of 3rd parties with which the Company has a material relationship and their products and services are being assessed.

   While the Company cannot warrant that all business systems of its business partners, external agents, service providers, or government agencies will be timely with year 2000 compliance, the Company expects no business interruptions due to non-compliance by any particular entity. The Company believes that year 2000 issues will not materially affect future financial results or operating performances.

Disclosures Regarding Accounting Standards Issued But Not Yet Adopted

   The Financial Accounting Standards Board has issued various new statements including Statements No. 133. Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities) is not effective until fiscal year 2000 and the Company did not adopt early. Adoption of this standard will not materially impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

   The Company's market risk is impacted by changes in interest rates and certain commodity prices, namely paper. The Company does not currently hold or issue derivative instruments for trading or hedging purposes related to commodity price fluctuations.

   The Company's primary market risk is commodity price exposure. Based upon past experience, the Company believes it can effectively pass through to its customers commodity price fluctuations thus assisting the Company in mitigating exposure related to commodity price fluctuations. In addition, the Company has market risk related to interest rate exposure on its Credit Facility and swap agreement. Interest rate swaps may be used to adjust interest rate exposure when appropriate.

   Based on the Company's overall commodity price and interest rate exposure at January 2, 1999, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

Item 8. Financial Statements and Supplementary Data.

     Financial Statements of Pen-Tab Industries, Inc.
     Report of Ernst & Young LLP, Independent Auditors....................  F1
     Consolidated Balance Sheets..........................................  F2
     Consolidated Statements of Operations................................  F4
     Consolidated Statements of Stockholder's Equity......................  F5
     Consolidated Statements of Cash Flows................................  F6
     Notes to Consolidated Financial Statements...........................  F7
     Financial Statements of Acquired Business--Stuart Hall Company, Inc.
     Report of Arthur Andersen LLP, Independent Auditors.................. F24
     Consolidated Balance Sheets as of December 31, 1997, 1996 and 1995... F25
     Consolidated Statements of Income for the three years in the period ending
      December 31, 1997................................................... F26
     Consolidated Statements of Stockholder's Equity for the three years in the period ending December 31, 1997.............................. F27
     Consolidated Statements of Cash Flows for the three years in the period ending December 31, 1997..................................... F28
     Notes to Consolidated Financial Statements........................... F29

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   The Company has not filed a form 8-K reporting a change of independent auditors or any disagreement with the independent auditors.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

   The following table sets forth the names, ages as of December 1998, and a brief account of the business experience of each person who is a director or executive officer of the Company.

Name                               Age                          Position
----                               ---                          --------
Alan Hodes.......................   55 Chief Executive Officer and Director
Dan Gallo........................   46 President
Michael Greenberg................   58 Executive Vice President
William Leary....................   39 Vice President, Chief Financial and Administrative Officer
Deborah Hodes....................   46 Senior Vice President/Creative Director and Director
Thomas McWilliams................   55 Director
David Howe.......................   34 Director
James Stevens....................   62 Director

   Alan Hodes joined Williamhouse-Regency in 1966. From 1972 to 1982, Mr. Hodes served as Vice President of Williamhouse Regency and President of its Pen-Tab division. Mr. Hodes and Michael Greenberg purchased Pen-Tab in 1982 from Williamhouse-Regency. Mr. Hodes received his B.S. degree in Accounting from Brooklyn College. He is married to Deborah Hodes.

   Dan Gallo joined the Company on September 1, 1997. Mr. Gallo has over 20 years of experience in the Office Products Industry. He earned his Business Administration and Marketing Degree at John Carroll University. Prior to joining the Company, Mr. Gallo was employed as Vice President of Sales at Sanford Corporation a division of Newell Co. where he worked for 19 years. During the course of his employment with Sanford, Mr. Gallo held several sales related positions including Regional Sales Manager, National Account Manager and National Field Sales Manager for both the commercial and retail markets. He is credited with pioneering Sanford into the retail marketplace where they currently hold a leadership position.

   Michael Greenberg has been Executive Vice President since 1971. Mr. Greenberg was Vice President of Vinylweld, Inc. the predecessor of the Company's packaging business, when it was acquired by the Company. He was previously Manufacturing Manager for Mohawk Tablet Company. Mr. Greenberg graduated from the University of Illinois with a B.S. degree in Industrial Engineering.

   William Leary has been Vice President, Chief Financial and Administrative Officer of the Company since 1991. Mr. Leary is a certified public accountant. He was previously employed by Ernst & Young, LLP as a Senior Manager in the Audit practice. Mr. Leary earned a Bachelors of Business Administration degree in Accounting in 1982 from Bernard M. Baruch College of the City University of New York.

   Deborah Hodes has been Senior Vice President/Creative Director of the Company since 1992. Ms. Hodes experience in the fashion related industry includes a position as Fashion Director for a chain of specialty department stores and Assistant to a leading clothing and fragrance designer. Ms. Hodes' education includes the New York School of Interior Design, Parsons School of Design and Chamberlayne College. Ms. Hodes is married to Alan Hodes.

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

Compensation of Executive Officers

   The following summarizes the principal components of compensation of the Company's Chief Executive Officer and each officer whose compensation exceeded $100,000 for fiscal 1998. The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

                           Summary Compensation Table

                                                                Annual
                                                             Compensation
                                                            ---------------
                                                            Salary   Bonus
     Name and Principal Position                Fiscal Year   ($)     ($)
     ---------------------------                ----------- ------- -------
     Alan Hodes                                    1998     304,148     --
      Chief Executive Officer                      1997     300,000     --
                                                   1996     300,000     --
     Dan Gallo                                     1998     220,000  50,000
      President                                    1997     220,000 118,000
     Michael Greenberg                             1998     231,964     --
      Executive Vice President                     1997     228,800     --
                                                   1996     228,800  60,000
     William Leary                                 1998     128,700  50,000
      Vice President, Chief Financial and          1997     117,000  50,000
      Administrative Officer                       1996     110,000  95,000
     Deborah Hodes                                 1998     113,300  50,000
      Senior Vice President, Creative Director     1997     103,000  50,000

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

   The Company also contributes to union sponsored multi-employer defined contribution pension plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   All of the Company's issued and outstanding capital stock is owned by Holdings.

Item 13. Certain Relationships and Related Transactions

   None.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this form 10-K:

    (1) Financial Statements
      Pen-Tab Industries, Inc.
         Report of Ernst & Young LLP, Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholder's Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Acquired Business--Stuart Hall Company, Inc.
         Report of Arthur Andersen LLP, Independent Auditors
         Consolidated Balance Sheets as of December 31, 1997, 1996 and
      1995
         Consolidated Statements of Income for the three years in the
      period ending   December 31, 1997
         Consolidated Statements of Cash Flows for the three years in the
      period ending   December 31, 1997
         Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts

    (3) Exhibits: the exhibits listed on the accompanying exhibit index are filed as part of this form 10-K.

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Recapitalization Agreement dated as of January 9, 1997 by and among
         Citicorp Venture Capital, Ltd., Pen-Tab Industries, Inc., Alan Hodes
         and Michael Greenberg.**
  3.1    Certificate of Incorporation of Pen-Tab Industries, Inc.**
  3.2    By-laws of Pen-Tab Industries, Inc.**
  4.1    Indenture dated as of February 1, 1997 between Pen-Tab Industries,
         Inc. and United States Trust Company of New York.**
  4.2    First Supplemental Indenture, dated as of May 7, 1997, between Pen-Tab
         Industries, Inc. and United States Trust Company of New York.**
 10.1    Second Amended and Restated Loan and Security Agreement dated as of
         February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings,
         Inc. (formerly known as Pen-Tab Industries, Inc.) and Bank of America
         Illinois.**
 10.2    Form of Notice of Borrowing.**
 10.3    Form of Amended and Restated Revolving Note.**
 10.4    Amended and Restated Trademark Agreement dated as of February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. and Bank of
         America Illinois.**
 10.5    Pledge Agreement dated as of February 4, 1997 made by Pen-Tab
         Holdings, Inc. in favor of Bank of America Illinois.**
 10.6    First Amendment to Second Amended and Restated Loan and Security
         Agreement dated as of February 4, 1997.***
 10.7    Second Amendment and Waiver to Second Amended and Restated Loan and
         Security Agreement dated as of June 9, 1997.***
 10.8    Third Amendment to Second Amended and Restated Loan and Security
         Agreement dated as of February 23, 1998.***
 10.11   Shareholders Agreement dated as of February 4, 1997 by and among Pen-
         Tab Holdings, Inc., Citicorp Venture Capital, Ltd.., Alan Hodes,
         Michael Greenberg and each other executive of Pen-Tab Holdings, Inc.
         or its subsidiaries who acquires Class A Common Stock from the
         Company.**
 10.12   Registration Rights Agreement dated as of February 4, 1997 by and among Pen-Tab Industries, Inc., Citicorp Venture Capital, Ltd., Alan
         Hodes, Michael Greenberg.**
 10.13   Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab
         Industries, Inc. and Alan Hodes.**
 10.14   Pen-Tab Holdings, Inc. 1997 Stock Option Plan and Form of Agreement
         Evidencing a Grant of a Nonqualified Stock Option under 1997 Stock
         Option Plan.**
 10.15   Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab
         Industries, Inc. and Michael Greenberg.**
 10.16   First Amendment to Second Amended and Restated Loan and Security
         Agreement, dated as of February 4, 1997 by and among Pen-Tab
         Industries, Inc., Pen-Tab Holdings, Inc. (formerly known as Pen-Tab
         Industries, Inc.) and Bank of America Illinois.**

 Exhibit
   No.                                 Description
 -------                               -----------
 10.17   Stock Purchase Agreement between Newell Co. and Pen-Tab Holdings, Inc.
         dated June 24, 1998.*
 10.18   Secured Credit Agreement dated as of August 20, 1998 among Pen-Tab
         Industries, Inc., Pen-Tab Holdings, Inc. and Bank of America National
         Trust and Savings Association, as Agent and Letter of Credit Issuing
         Bank, and The Other Financial Institutions Party Hereto.*
 21.1    Subsidiaries of Pen-Tab Industries, Inc.*
 25.1    Statement of Eligibility of Trustee on Form T-1.**
 27.1    Financial Data Schedule.*
 99      Pen-Tab Safe Harbor Statement.*

--------
  * Filed herewith.
 ** Incorporated by reference
*** To be filed by amendment

   (b) Reports of form 8-K

     The Company filed a Current Report on Form 8-K during the year ended January 2, 1999 relating to the acquisition of Stuart Hall Company, Inc. on August 20, 1998. The final Form 8-K was filed on December 11, 1998.**

                                   Signature

   Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 1999

                                          Pen-Tab Industries, Inc.
                                          (Registrant)

                                          By:       /s/ William Leary
                                            -----------------------------------
                                                      William Leary
                                           Vice President, Chief Financial and
                                                 Administrative Officer
                                              (principal financial officer
                                                 and accounting officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                            Chief Executive Officer          April 1, 1999
___________________________________________ and Director
                Alan Hodes
                                            Chief Financial Officer          April 1, 1999
___________________________________________
               William Leary
                                            Senior Vice President            April 1, 1999
___________________________________________ and Director
               Deborah Hodes
                                            Director                         April 1, 1999
___________________________________________
             Thomas McWilliams
                                            Director                         April 1, 1999
___________________________________________
                David Howe
                                            Director                         April 1, 1999
___________________________________________
               James Stevens

    Schedule II--Valuation and Qualifying Accounts Pen-Tab Industries, Inc.

                                 Balance at                          Balance at
                                 Beginning   Bad Debts   Charge-off    End of
          Description            of period    Expense    Deductions    period
          -----------            ---------- ----------- ------------ ----------
Allowance for doubtful accounts
 for the years ended:
January 2, 1999................    $  186     $  286      $  (166)     $  306
January 3, 1998................    $   76     $  144      $   (34)     $  186
December 28, 1996..............    $   75     $   31      $   (30)     $   76
                                 Balance at                          Balance at
                                 Beginning  Rebates and  Charge-off    End of
          Description            of period    Credits    Deductions    period
          -----------            ---------- ----------- ------------ ----------
Reserve for volume rebates and
 credits for the years ended:
January 2, 1999................    $  217     $3,041      $(1,829)     $1,429
January 3, 1998................    $1,299        --       $(1,082)     $  217
December 28, 1996..............    $  527     $  963      $  (191)     $1,299
                                 Balance at                          Balance at
                                 Beginning                             End of
          Description            of period   Additions  Subtractions   period
          -----------            ---------- ----------- ------------ ----------
Reserve for lower of cost or
 market inventory adjustments
 for the years ended:
January 2, 1999................    $  --      $2,036      $   --       $2,036
January 3, 1998................    $  --      $  --       $   --       $  --
December 28, 1996..............    $  --      $  --       $   --       $  --

                  Index to Financial Statements and Schedules

                                                                          Page
                                                                          ----
Financial Statements of Pen-Tab Industries, Inc.
Report of Ernst & Young LLP, Independent Auditors........................ F-1
Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.... F-2
Consolidated Statements of Operations for the three years in the period ended January 2, 1999................................................... F-3
Consolidated Statements of Stockholder's Equity for the three years in the period ended
 January 2, 1999......................................................... F-4
Consolidated Statements of Cash Flows for the three years in the period ended January 2, 1999................................................... F-5
Notes to Consolidated Financial Statements............................... F-6

   The following consolidated financial statement schedule is included in item 14(d):

                  Schedule II--Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Financial Statements of Acquired Business--Stuart Hall Company, Inc.
Report of Arthur Andersen LLP, Independent Auditors...................... F-17
Consolidated Balance Sheets as of December 31, 1997, 1996 and 1995....... F-18
Consolidated Statements of Income for the three years in the period ending December 31, 1997................................................ F-19
Consolidated Statements of Stockholder's Equity for the three years in the period ending
 December 31, 1997....................................................... F-20
Consolidated Statements of Cash Flows for the three years in the period
 Ending December 31, 1997................................................ F-21
Notes to Consolidated Financial Statements............................... F-22

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Pen-Tab Industries, Inc.

   We have audited the accompanying consolidated balance sheets of Pen-Tab Industries, Inc. as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pen-Tab Industries, Inc. at January 2, 1999 and January 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP

March 26, 1999
Vienna, Virginia

                            PEN-TAB INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                           January   January 3,
                                                           2, 1999      1998
                                                           --------  ----------
Assets
Current assets:
  Cash and cash equivalents............................... $     20   $ 13,676
  Accounts receivable (less allowances for discounts,
   Credits and doubtful accounts of $2,325 & $1,375)......   15,770      8,321
  Inventories, net........................................   41,801     21,787
  Prepaid expenses and other current assets...............      611        993
  Deferred income taxes...................................    1,384        --
                                                           --------   --------
    Total current assets..................................   59,586     44,777
Property, plant and equipment, at cost:
  Land and buildings......................................   16,206      6,944
  Machinery and equipment.................................   42,746      1,490
  Furniture and fixtures..................................    1,332        170
  Leasehold improvements..................................    1,476     19,709
                                                           --------   --------
                                                             61,760     28,313
Less: accumulated depreciation and amortization...........   16,222     12,538
                                                           --------   --------
                                                             45,538     15,775
Intangibles:
  Goodwill, net...........................................   72,480        374
  Debt issuance costs, net................................    4,339      2,866
                                                           --------   --------
    Total assets.......................................... $181,943   $ 63,792
                                                           ========   ========
Liabilities and stockholder's equity
Current liabilities:
  Accounts payable........................................ $  5,804   $ 2 ,671
  Accrued expenses and other current liabilities..........    8,224      1,023
  Due to Newell Co........................................   18,546        --
  Accrued interest on subordinated notes..................    3,324      3,330
  Deferred income taxes...................................      --         140
  Current portion of long-term debt.......................    4,886        400
  Current portion of capitalized lease obligation.........      924        140
                                                           --------   --------
    Total current liabilities.............................   41,708      7,704
Long-term debt............................................  119,339     82,100
Capitalized lease obligation..............................    7,311        114
Deferred income taxes.....................................    3,068      1,879
Stockholder's equity (deficit):
  Common Stock $.01 par value, 1,000 shares Authorized;
   100 shares issued at January 2, 1999 and January 3,
   1998...................................................      --         --
  Additional capital......................................   39,209        --
  Retained deficit........................................  (28,692)   (28,005)
                                                           --------   --------
    Total stockholder's equity (deficit)..................   10,517    (28,005)
                                                           --------   --------
    Total liabilities and stockholder's equity (deficit).. $181,943   $ 63,792
                                                           ========   ========

          See accompanying notes to consolidated financial statements

                            PEN-TAB INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                           Fiscal Year
                                                    ---------------------------
                                                      1998     1997      1996
                                                    --------  -------  --------
Net sales.......................................... $124,082  $96,637  $106,869
Cost of goods sold.................................   91,105   71,701    74,781
                                                    --------  -------  --------
Gross profit.......................................   32,977   24,936    32,088
Expenses:
  Selling, general and administrative..............   22,030   16,838    16,528
  Amortization of goodwill.........................      578       --        --
  Other:
    Interest income................................     (114)    (228)       --
    Interest expense...............................   11,527    8,422     2,346
    Reorganization expenses........................       --      804        --
    Other income--net..............................      (28)      --        (4)
                                                    --------  -------  --------
      Total expenses...............................   33,993   25,836    18,870
                                                    --------  -------  --------
Income (loss) before income taxes..................   (1,016)    (900)   13,218
Income tax (benefit) provision.....................     (335)   1,945      (191)
                                                    --------  -------  --------
Net income (loss).................................. $   (681) $(2,845) $ 13,409
                                                    ========  =======  ========
Unaudited Pro Forma Data:
Historical income (loss) before income taxes....... $     --  $  (900) $ 13,218
Pro forma tax (benefit) provision..................       --     (338)    4,956
                                                    --------  -------  --------
Pro forma net income (loss)........................ $     --  $  (562) $  8,262
                                                    ========  =======  ========



          See accompanying notes to consolidated financial statements.

                            PEN-TAB INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)

                                                       Retained
                           Common Additional Treasury  Earnings
                           Stock   Capital    Stock    (Deficit)  Total
                           ------ ---------- --------  --------  -------
Balance December 30,
 1995..................... $  --   $   370   $  (665)  $ 11,339  $11,044
  Net income..............    --       --        --      13,409   13,409
  Dividends...............    --       --        --      (9,401)  (9,401)
  Cancellation of treasury
   stock..................    --      (370)      665       (295)     --
                           ------  -------   -------   --------  -------
Balance December 28,
 1996.....................    --       --        --      15,052   15,502
  Net loss................    --       --        --      (2,845)  (2,845)
  Dividends...............    --       --        --     (40,212) (40,212)
                           ------  -------   -------   --------  -------
Balance January 3, 1998...    --       --        --     (28,005) (28,005)
  Net loss................    --       --        --        (681)    (681)
  Dividends...............    --       --        --          (6)      (6)
  Equity contributions....    --    39,209       --         --    39,209
                           ------  -------   -------   --------  -------
Balance January 2, 1999... $  --   $39,209   $   --    $(28,692) $10,517
                           ======  =======   =======   ========  =======







           See accompanying notes to consolidated financial statements.

                            PEN-TAB INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                           Fiscal Year
                                                   -----------------------------
                                                     1998       1997      1996
                                                   ---------  --------  --------
Operating activities
Net income (loss)................................  $    (681) $ (2,845) $ 13,409
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization..................      3,607     2,554     2,352
  Amortization of goodwill.......................        578       --        --
  Amortization of debt issuance costs............        707       414        12
  Deferred income taxes..........................       (335)    1,975      (286)
  Provision for losses on accounts receivable....        286       144        31
  Changes in operating assets and liabilities:
    Accounts receivable..........................     19,417     2,232    (1,559)
    Inventories..................................     (2,386)   (7,049)      (78)
    Prepaid expenses, other current assets and
     other assets................................        461      (507)     (292)
    Accounts payable.............................        388      (103)    1,026
    Due to Newell Co.............................     18,546       --        --
    Accrued expenses and other liabilities.......      2,844      (913)   (1,259)
    Accrued interest on subordinated notes.......         (6)    3,330       --
                                                   ---------  --------  --------
Net cash provided by (used in) operating
 activities......................................     43,426      (768)   13,356
Investing activities
Sale of minority interest in Vinylweld LLC.......        125       --        --
Purchase of property, plant and equipment........     (2,854)   (1,562)     (890)
Purchase of Stuart Hall, net of cash acquired....   (131,903)      --        --
                                                   ---------  --------  --------
Net cash used in investing activities............   (134,632)   (1,562)     (890)
Financing activities
Proceeds from revolver borrowings................    145,058    18,688    20,586
Repayments of revolver borrowings................   (140,058)  (35,144)  (24,376)
Proceeds from long-term debt.....................     35,000       --        --
Principal payments on long-term debt.............     (1,150)      --        --
Principal payments on capitalized lease
 obligations.....................................       (503)      --        --
Proceeds from issuance of senior subordinated
 notes...........................................        --     72,563       --
Dividends........................................         (6)  (40,212)   (9,401)
Equity contribution from Holdings................     39,209       --        --
                                                   ---------  --------  --------
Net cash provided by (used in) financing
 activities......................................     77,550    15,895   (13,191)

(Decrease) increase in cash and cash
 equivalents.....................................    (13,656)   13,565      (725)
Cash and cash equivalents at beginning of year...     13,676       111       836
                                                   ---------  --------  --------
Cash and cash equivalents at end of year.........  $      20  $ 13,676  $    111
                                                   =========  ========  ========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest.......................................  $  10,028  $  5,109  $  2,346
                                                   =========  ========  ========
  Income taxes...................................  $     --   $    512  $    123
                                                   =========  ========  ========
 Non-cash transaction:
  Services purchased related to the debt offering
   and paid for
   by a reduction of proceeds received...........  $     --   $  2,437  $    --
                                                   =========  ========  ========

          See accompanying notes to consolidated financial statements.

                            PEN-TAB INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Recapitalization, Basis of Presentation of Financial Statements and Description of Business

   On July 1, 1996, Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab Industries of California, Inc., a Delaware corporation, which were controlled under common ownership, were merged into a new Virginia corporation called Pen-Tab Industries, Inc. There was no change in ownership and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. In connection with the merger, Pen-Tab Industries, Inc. recorded a charge to retained earnings of $295 relating to the cancellation of treasury stock previously held by the two companies, and eliminated the treasury stock and related additional capital balances.

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

   On February 3, 1998, net assets of $1,500 of the Company's Vinylweld division were contributed to a newly formed Delaware limited liability company called Vinylweld L.L.C. The Company sold 20% of Vinylweld L.L.C. to Vinylweld's president for $125. At January 2, 1999 the minority interest related to Vinylweld was in a negative equity position, hence the net loss related to Vinylweld's operations were not allocated to the minority interest.

   On August 20, 1998, the Company acquired all of the capital stock of Stuart Hall Company, Inc. ("Stuart Hall"). See Note 3 for details.

   The Company, a wholly-owned subsidiary of Holdings, is a leading manufacturer of school, home and office supply products. Its products include legal pads, wirebound notebooks, envelopes, school supplies, and arts and crafts products. The Company is a primary supplier of many national discount store chains, office supply super stores, and wholesale clubs throughout the United States and Canada. The Company, through Vinylweld L.L.C., is a leading designer and manufacturer of vinyl packaging products. Sales are made on open account and the Company generally does not require collateral.

2. Summary of Significant Accounting Policies

 Method of Accounting

   The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The 1996 and 1998 fiscal years refer to the fifty-two week periods ended December 28, 1996 and January 2, 1999, respectively, and the 1997 fiscal year refers to the fifty-three week period ended January 3, 1998.

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)

 Principles of consolidation

   The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

   Sales are recognized upon product shipment (FOB shipping point). All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to the Company for replacement or credit. The Company may offer certain volume rebates, co-op advertising and other discounts and allowances. The effects of these discounts and allowances are estimated and recorded at the time of shipment. Volume rebates are estimated and recorded based on sales activity.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

 Inventories

   Inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) method.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and assets held under capital leases are amortized by the straight-line method over the shorter of the estimated useful lives or the lease term. The principal estimated useful lives are: buildings 15 to 40 years; machinery and equipment 3 to 10 years; furniture and fixtures 3 to 5 years; leasehold improvements and assets held under capital leases 3 to 10 years.

 Impairment of Long-Lived Assets

   Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the years ended January 2, 1999 and January 3, 1998.

 Goodwill

   The excess of the purchase cost over the fair value of assets acquired is being amortized over 40 years. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining useful life to determine whether goodwill is recoverable. The Company believes that no material impairment of goodwill existed at January 2, 1999. The related accumulated amortization expense at January 2, 1999 and January 3, 1998 was $578 and zero, respectively.

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


 Amortization of Debt Issue Costs

   Debt issue costs are stated at cost and amortized to interest expense. Amortization of debt issue costs is computed on the effective interest method over the maturity of the applicable debt, which range from three years for the Credit Facility, ten years for the Senior Subordinated Notes and twenty years for the Industrial Development Revenue Bonds. The Company complies with Statements of Financial Standards (FAS 121) "Accounting for the Impairment of Long-Lived Assets" as related to its debt issue costs and other intangibles. The related accumulated amortization expense at January 2, 1999 and January 3, 1998 was $1,140 and $433, respectively.

 Advertising Costs

   The Company expenses the costs of advertising as incurred. Such costs amounted to approximately $1,596, $2,658, and $2,934 for fiscal 1998, 1997, and 1996, respectively.

 Income Taxes

   The Company accounts for income taxes and the related assets and liabilities in accordance with FAS 109, "Accounting for Income Taxes". Provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts are recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. Also see Note 8.

 Fair Value of Financial Instruments

   The Company considers the recorded value of its cash, cash equivalents, accounts receivable and accounts payable to approximate the fair value of the respective assets and liabilities at January 2, 1999 and January 3, 1998.

   The fair value of the $75 million Senior Subordinated Notes based on a quoted market price is 84% of the face value or $63 million at January 2, 1999. The fair value of the swap agreement at January 2, 1999 was $747. The fair value was determined based upon prevailing interest rates at January 2, 1999.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Derivative Financial Instruments

   The Company utilizes derivative financial instruments principally to hedge interest rates through an interest rate swap agreement. The Company actively evaluates the credit worthiness of the financial institutions that are counterparts to derivative financial instruments, and it does not expect any counterparts to fail to meet their obligation. Premiums paid on the interest swap agreement are amortized as interest expense over the term of the agreement. Amounts received or paid under the swap agreement are recorded as a reduction of or increase in interest expense, respectively.

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


 Risk and Uncertainties

   The Company is potentially subjected to concentrations of credit risk with trade accounts receivable. Because the Company has a large and diverse customer base, there was no material concentration of credit risk related to trade accounts receivable at January 2, 1999.

 Recently Issued Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2000. The financial statement impact of adopting SFAS No. 133 has not yet been determined.

   During 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which had no effect since the Company had no components of comprehensive income.

 Reclassification

   Certain amounts included in prior years' financial statements have been reclassified to conform to the current year format.

3. Acquisition of Stuart Hall

   On August 20, 1998, Pen-Tab acquired all of the outstanding stock of Stuart Hall, a wholly-owned subsidiary of Newell Co. for $107 million in cash, subject to adjustment based on the closing date balance sheet. Such adjustment is estimated to be approximately $17.9 million (See Note 13). The purchase price of the acquisition was funded by an equity contribution of $39.2 million from Holdings and with borrowings under the Company's Credit Facility (see Note 7-- Long-Term Debt). The transaction was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill of approximately $73 million. The operations of Stuart Hall are included in the consolidated financial statements of the Company beginning August 20, 1998 (date of acquisition).

   The following unaudited pro forma results of operations assumes that the acquisition of Stuart Hall had occurred at the beginning of fiscal 1998 and 1997, respectively. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of goodwill and interest expense resulting from the acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the date indicated or which may occur in the future.

                                                      For the Year Ended
                                                   ------------------------- ---
                                                   Jan. 2, 1999 Jan. 3, 1998
                                                   ------------ ------------
     Pro forma net sales unaudited................   $193,175     $187,570
                                                     ========     ========
     Pro forma net income unaudited...............   $  5,098     $  3,367
                                                     ========     ========

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


4. Unaudited Pro Forma Data

   As described further in Note 8, the Company was taxed as an "S" corporation during fiscal 1996. Upon completion of the recapitalization described in Note 1, Pen-Tab Industries, Inc. terminated its "S" corporation status. The pro forma related statement of income and retained earnings for fiscal 1997 and 1996 reflect adjustments to the Company's income tax provision, as if the Company had been taxed as a "C" corporation for the respective periods.

5. Inventories

   Inventories consist of the following:

                                                 January 2, 1999 January 3, 1998
                                                 --------------- ---------------
Raw materials...................................     $17,242         $ 8,993
Work-in-process.................................         715             372
Finished goods..................................      23,844          13,129
LIFO reserve, net...............................         --             (707)
                                                     -------         -------
                                                     $41,801         $21,787
                                                     =======         =======

   Due to the decline in certain commodity grade paper prices, the inventory at January 2, 1999 has been written down by approximately $2,036 to reflect the inventory at the lower of cost or market.

   For purposes of comparability, had LIFO inventories been reported at values approximating current cost, as would have resulted from using the FIFO method, and if no other assumptions were made as to changes in income, income before taxes would have been lower in 1998, 1997 and 1996 by approximately $707, $257 and $3,620, respectively. The Company reports its inventory under the LIFO method in order to better match its income and expenses. There were no liquidations of LIFO inventories for the fiscal year ended January 2, 1999.

6. Dividends

   Dividends for fiscal years 1998, 1997 and 1996 of $6, $40,212 and $9,401, respectively, were paid to the stockholders' of the Company. The dividends for the fiscal year 1997 included $5,695 paid to the stockholders' of the Company in the period to February 3, 1997 and $34,517 paid by the Company to Holdings.

7. Long-Term Debt

   Long-term debt consisted of the following:

                                                             January
                                                               2,     January 3,
                                                              1999       1998
                                                            --------- ----------
     Credit Facility:
       Revolver............................................ $   5,000  $   --
       Term Loan...........................................    34,250      --
     Senior Subordinated Notes.............................    75,000   75,000
     Industrial development revenue bonds..................     7,100    7,500
     Equipment notes payable...............................     2,875      --
     Capital lease obligations (see Note 9)................     8,235      254
                                                            ---------  -------
                                                              132,460   82,754
     Less: current portion.................................     5,810      540
                                                            ---------  -------
                                                            $ 126,650  $82,214
                                                            =========  =======

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


   The Company had a Credit Agreement with Bank of America ("The Credit Agreement") which provided for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable, inventory, and property, plant and equipment, up to an aggregate maximum of $35,000. The interest rate per annum applicable to the Credit Agreement was the prime rate, as announced by the Bank plus a margin from 0.0% to 0.7% or at the Company's option, the Eurodollar rate plus a margin from 1.0% to 2.2% (based on the Company's ratio of EBITDA minus capital expenditure to interest expense). Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios relating to cash flow and working capital, reduce the principal balance of any loans outstanding to zero for a period of sixty days beginning September 30 of each fiscal year and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the Company were pledged as collateral for balances owing under this Credit Agreement. The weighted average borrowing rate was 7.5%, 7.5% and 6.9% for fiscal year 1998, 1997 and 1996, respectively.

   In conjunction with the acquisition of Stuart Hall on August 20, 1998, the Company repaid the outstanding obligations on the Credit Agreement and entered into a new $135 million Credit Facility ("Credit Facility") with Bank of America which expires on August 20, 2001. The Credit Facility includes a $100 million revolver and a $35 million term loan. The $35 million term loan has aggregate maturities as follows: 1999 $3,500; 2000 $5,500; 2001 $25,250. The
Company paid $750 of principal during 1998. The $100 million revolver portion of the Credit Facility provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable and inventory. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1% or at the Company's option, the Eurodollar rate plus 2%. The Company is required to pay a commitment fee of 0.5% on the unused portion of the $100 million revolver. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios relating to cash flow, annually reduce the principal balance of the revolver to $25 million for thirty consecutive days during the period between September 30 and November 15 of each fiscal year and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the company are pledged as collateral for balances owing under the Credit Facility. The weighted average borrowing rate was 7.5% for fiscal year 1998.

   The 10 7/8% Senior Subordinated Notes are due in 2007. The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at January 2, 1999, the Company's effective interest rate under the swap agreement was 10.5%. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument. A 1.0% change in the effective interest rate would result in a $0.7 million change in interest expense.

   The industrial development revenue bonds represent 20-year tax-exempt bonds issued through the Town of Front Royal and the County of Warren, Virginia on April 1, 1995. Interest is paid monthly, and is calculated using a floating rate determined every 7 days with reference to a tax-exempt bond index (4.05% as of January 2, 1999 plus a bank of letter of credit fee of 1.5%). The industrial development revenue bonds are subject to a mandatory sinking fund redemption which commenced April 1, 1998, under which Pen-Tab is required to make 17 annual installments of $400, with a final installment of $700, due in 2015. Repayment is collateralized by a bank standby letter of credit and a first security interest in Pen-Tab's land and buildings in Front Royal, Virginia. The bonds may be redeemed at the option of Pen-Tab, in whole or in part, on any interest payment date.

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


   The Company has a series of equipment notes payable with CIT Group/Equipment Financing Inc. The notes bear interest at various fixed amounts from 8.95% to 10.85% and mature at various dates through 2001. The aggregate maturities are as follows: 1999 $986; 2000 $986; 2001 $903.

8. Income Taxes

   The Company elected to be treated as an "S" corporation for federal income tax purposes for 1996 under which income, losses, deductions and credits were allocated to and reported by the company's stockholders based on their respective ownership interests. Accordingly, no provision for income taxes was required for 1996, except for certain state income taxes. Effective February 4, 1997, in conjunction with the Recapitalization described in Note 1, the Company terminated its "S" corporation election.

   The significant components of these amounts as shown on the Balance Sheet are as follows:


                                                                 1998     1997
                                                                -------  ------
   Current
   Deferred Tax Assets
     Allowance for bad debts................................... $   110  $   68
     Inventory capitalization..................................     186      95
     Unused net operating loss.................................     314     232
     LIFO reserve..............................................     774     --
                                                                -------  ------
                                                                  1,384     395
   Deferred Tax Liability
     LIFO reserve..............................................     --      535
                                                                -------  ------
   Net Current Deferred Tax (Asset) Liability.................. $(1,384) $  140
                                                                =======  ======
   Non-current
   Deferred Tax Liability
     Property, plant and equipment............................. $ 1,897  $1,879
     Goodwill..................................................   1,171     --
                                                                -------  ------
   Net Non-Current Deferred Tax Liability...................... $ 3,068  $1,879
                                                                =======  ======
   Total Net Deferred Tax Liability............................ $ 1,684  $2,019
                                                                =======  ======

   The components of income tax (benefit) provision from continuing operations are:

                                                          1998    1997   1996
                                                          -----  ------  -----
   Current
     Federal............................................. $ --   $  --   $  95
     State...............................................   --      (30)   --
                                                          -----  ------  -----
                                                            --      (30)    95
   Deferred
     Federal.............................................  (304)  1,691    --
     State...............................................   (31)    284   (286)
                                                          -----  ------  -----
                                                           (335)  1,975   (286)
                                                          -----  ------  -----
   Income tax (benefit) provision........................ $(335) $1,945  $(191)
                                                          =====  ======  =====

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)


   The differences between the (benefit) provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                                      1998    1997    1996
                                                      -----  ------  -------
   Income tax (benefit) provision computed at the
    statutory U.S. federal income tax rates.......... $(345) $ (306) $ 4,494
   State income taxes, net of federal benefit........   (40)    (36)      99
   Change in entity status...........................   --    2,343      --
   (Income) loss taxed at shareholders level.........   --      108   (4,494)
   Other, including permanent differences............    50    (164)    (290)
                                                      -----  ------  -------
   (Benefit) provision for income taxes.............. $(335) $1,945  $  (191)
                                                      =====  ======  =======

   No valuation allowance has been recorded as of January 2, 1999 related to the deferred tax assets. The Company believes it is more likely than not that the Company's deferred tax assets will be realized. The Company has available for federal income tax purposes a $826 net operating loss, which expires substantially in 2012.

   During fiscal 1997, the Company was taxed as an "S" corporation for the period ended February 3, 1997 and as a "C" corporation for the period thereafter. The Company recorded a cumulative deferred tax liability of $2,343 upon termination of the Company's "S" corporation election.

9. Leases and Commitments

   The Company leases certain office, manufacturing and warehouse facilities in California and Chicago under operating leases which expire in May 2002 and December 2009, respectively. The Company also leases certain office, manufacturing and warehouse facilities in Kansas City under long term capital leases that expire in December 2005, and are included in property, plant and equipment as buildings. The assets held under capital leases are as follows:

                                                                     1998  1997
                                                                    ------ ----
      Buildings.................................................... $8,783 $--
      Less: Accumulated amortization...............................    304  --
                                                                    ------ ----
        Total...................................................... $8,479 $--
                                                                    ====== ====

   Future minimum lease payments under non-cancelable operating and capital leases are as follows, as of January 2, 1999:

      Fiscal year                                             Operating Capital
      -----------                                             --------- -------
      1999...................................................  $1,464   $ 1,726
      2000...................................................   1,466     1,582
      2001...................................................   1,375     1,582
      2002...................................................     726     1,582
      2003...................................................     633     1,582
      Thereafter.............................................   1,454     3,438
                                                               ------   -------
      Total..................................................  $7,118   $11,492
                                                               ======
      Imputed interest.......................................            (3,257)
                                                                        -------
      Present value..........................................           $ 8,235
                                                                        =======

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)

   Rent expense was approximately $1,353, $1,197 and $1,148 in fiscal 1998, 1997 and 1996, respectively. Amortization of the capital lease assets are included in depreciation expense.

   At January 2, 1999 and January 3, 1998, the Company had standby letters of credit outstanding in the amounts of $197 and $457 issued by a bank on behalf of Pen-Tab in connection with a license contract and a worker's compensation insurance program, respectively. See also Note 7.

10. Reorganization Expenses

   During fiscal 1997, the Company reorganized its sales and marketing functions. The non-recurring charges of $804 for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statements of income and retained earnings.

11. Concentration of Risk

   During fiscal 1998, 1997 and 1996 the Company had two customers each in excess of 10% of revenues as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
     Customer A............................................... 16.9% 21.7% 22.3%
     Customer B............................................... 13.3% 17.4% 15.8%
                                                               ----  ----  ----
       Total.................................................. 30.2% 39.1% 38.1%
                                                               ====  ====  ====

   Employees covered under collective bargaining agreements represent approximately 67% of the Company's work force. Collective bargaining agreements covering approximately 22% of the Company's work force have expiration dates within one year.

12. Defined Contribution Plan

   The Company sponsors a 401(k) plan in which nonunion full-time employees meeting certain age and employment requirements are eligible for participation. Participating employees can contribute between 2% and 15% of their annual compensation. The Company matches employee contributions at a rate of 50% of the employee's annual contributions up to 2.5% of the employee's annual compensation. Total expense under the plan amounted to $220, $136 and $42 in fiscal 1998, 1997 and 1996, respectively.

   The Company also contributes to union sponsored multi-employer defined contribution pension plans. All union employees meeting certain employment requirements are covered. Total expense under the union sponsored plans amounted to $87, $24, and $21 in fiscal 1998, 1997 and 1996, respectively.

13. Contingencies

   As described in Note 3, the Company's acquisition of Stuart Hall is subject to a purchase price adjustment based on the closing date balance sheet. The Company and the seller, Newell Co., are disputing the closing date balance sheet amounts. The Company has recorded a liability at January 2, 1999 of $17.9 million, representing the amount which the Company believes is owed to Newell Co. Newell Co. believes the amount due them is $24.8 million, $6.9 million higher than what the Company has recorded. The matter will likely

                            PEN-TAB INDUSTRIES, INC.

                             (Dollars in thousands)

proceed to formal arbitration. The Company believes that it has meritorious defenses to its position and intends to vigorously defend its position. Any difference will be accounted for as an adjustment to goodwill and reflected in the amortization going forward. The Company can not estimate at this time the amount of additional liability to be incurred if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

14. Segment Information

   As described in Note 1, the Company operates in two business segments consisting of school, home and office products, and vinyl packaging products. The following table provides certain financial data regarding these two segments.

                                                    School,
                                                      Home
                                                      And      Vinyl
                                                     Office  Packaging
                                                    Products Products   Total
                                                    -------- --------- --------
     1998
     Net sales..................................... $114,791  $ 9,291  $124,082
     Operating earnings (loss).....................   10,517     (148)   10,369
     Interest expense, net.........................   11,413      --     11,413
     Identifiable assets...........................  178,608    3,335   181,943
     Depreciation and amortization.................    4,692      200     4,892
     Capital expenditures..........................    2,175      679     2,854
     1997
     Net sales..................................... $ 88,014  $ 8,623  $ 96,637
     Operating earnings............................    6,905      389     7,294
     Interest expense, net.........................    8,194      --      8,194
     Identifiable assets...........................   61,578    2,214    63,792
     Depreciation and amortization.................    2,770      198     2,968
     Capital expenditures..........................    1,498       64     1,562
     1998
     Net sales..................................... $ 96,402  $10,467  $106,869
     Operating earnings............................   13,981    1,579    15,560
     Interest expense, net.........................    2,346      --      2,346
     Identifiable assets...........................   40,981    2,523    43,504
     Depreciation and amortization.................    2,146      218     2,364
     Capital expenditures..........................      794       96       890

   For the purposes of the segment information provided, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about segments of an Enterprise and Related Information", operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses, amortization of goodwill and reorganization expenses. Inter-segment sales are immaterial.

                           STUART HALL COMPANY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                     As of December 31, 1997, 1996 and 1995

               ARTHUR ANDERSEN LLP [ARTHUR ANDERSEN COMPANY LOGO]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stuart Hall Company, Inc.:

   We have audited the accompanying consolidated balance sheets of Stuart Hall Company, Inc. (a Missouri corporation and wholly owned subsidiary of Newell Co.) as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stuart Hall Company, Inc. as of December 31, 1997, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             /s/ Arthur Andersen LLP

                                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
May 22, 1998.

                           STUART HALL COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                     As of December 31, 1997, 1996 and 1995

                                                    1997      1996      1995
                                                  --------  --------  --------
                     ASSETS
CURRENT ASSETS:
Cash............................................. $      1  $      1  $      1
Accounts receivable, net.........................    8,775     7,855     8,417
Receivable from parent...........................       37       --        --
Inventories, net.................................   20,056    18,179    29,352
Deferred income taxes............................    3,980     3,340     3,348
Prepaid expenses and other.......................    2,018     2,095     1,146
                                                  --------  --------  --------
  Total current assets...........................   34,867    31,470    42,264
OTHER ASSETS.....................................       45        52        61
PROPERTY, PLANT AND EQUIPMENT, NET...............   24,310    26,152    29,363
TRADE NAMES AND GOODWILL, NET....................   49,287    50,714    52,309
  Total assets................................... $108,509  $108,388  $123,997
                                                  ========  ========  ========
      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable................................. $  2,124  $  2,111  $  2,217
Accrued compensation.............................      754       919     1,401
Other accrued liabilities........................    3,213     2,676     3,636
Taxes payable to parent..........................    3,095     4,046     5,131
Other payable to parent..........................      --      1,649    18,822
Current portion of long-term debt................      986       986       986
Current portion of capitalized obligation........      914       848       787
                                                  --------  --------  --------
TOTAL CURRENT LIABILITIES........................   11,086    13,235    32,980
LONG-TERM DEBT...................................    2,875     3,861     4,847
CAPITALIZED LEASE OBLIGATION.....................    9,303    10,217    11,065
DEFERRED INCOME TAXES............................    2,440     2,143     1,688
STOCKHOLDER'S EQUITY:
Common Stock--1,000 authorized and outstanding
 shares
 at $.01 par value...............................        1         1         1
Additional paid in capital.......................   75,576    75,576    75,576
Retained earnings................................    7,246     3,358    (2,157)
Cumulative translation adjustment................      (18)       (3)       (3)
                                                  --------  --------  --------
Total stockholder's equity.......................   82,805    78,932    73,417
                                                  --------  --------  --------
Total liabilities and stockholder's equity....... $108,509  $108,388  $123,997
                                                  ========  ========  ========

       The accompanying notes are an integral part of these balance sheets.

                           STUART HALL COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

              For the Years Ended December 31, 1997, 1996 and 1995

                                                         1997    1996    1995
                                                        ------- ------- -------
NET SALES.............................................. $87,183 $85,653 $98,222
COST OF PRODUCTS SOLD..................................  65,732  60,029  68,386
                                                        ------- ------- -------
  Gross income.........................................  21,451  25,624  29,836
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........  11,922  12,550  12,686
                                                        ------- ------- -------
  Operating income.....................................   9,529  13,074  17,150
NONOPERATING EXPENSE:
  Interest expense.....................................   1,252   1,330   1,503
  Other, net...........................................   1,206   1,941   2,038
                                                        ------- ------- -------
  Income before income taxes...........................   7,071   9,803  13,609
INCOME TAXES...........................................   3,183   4,288   5,645
                                                        ------- ------- -------
  Net income........................................... $ 3,888 $ 5,515 $ 7,964
                                                        ======= ======= =======


        The accompanying notes are an integral part of these statements.

                           STUART HALL COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (In thousands)

              For the Years Ended December 31, 1997, 1996 and 1995

                                      Additional           Cumulative
                               Common  Paid-In   Retained  Translation
                               Stock   Capital   Earnings  Adjustment   Total
                               ------ ---------- --------  ----------- -------
BALANCE, December 31, 1994....  $  1   $75,576   $(10,121)    $ (1)    $65,455
  Net income..................   --        --       7,964      --        7,964
  Foreign currency
   translation................   --        --         --        (2)         (2)
                                ----   -------   --------     ----     -------
BALANCE, December 31, 1995....     1    75,576     (2,157)      (3)     73,417
  Net income..................   --        --       5,515      --        5,515
  Foreign currency
   translation................   --        --         --       --          --
                                ----   -------   --------     ----     -------
BALANCE, December 31, 1996....     1    75,576      3,358       (3)     78,932
  Net income..................   --        --       3,888      --        3,888
  Foreign currency
   translation................   --        --         --       (15)        (15)
                                ----   -------   --------     ----     -------
BALANCE, December 31, 1997....  $  1   $75,576   $  7,246     $(18)    $82,805
                                ====   =======   ========     ====     =======



        The accompanying notes are an integral part of these statements.

                           STUART HALL COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

              For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997      1996     1995
                                                   -------  --------  -------
OPERATING ACTIVITIES:
  Net income...................................... $ 3,888  $  5,515  $ 7,96?
Adjustments to reconcile net income to net cash
 provided by operating activities--
    Depreciation and amortization.................   4,833     5,016    4,048
    Deferred income taxes.........................    (343)      463    1,216
    Loss on sale of equipment.....................      16        43      102
  Changes in current accounts--
    Accounts receivable...........................    (920)      562     (553)
    Receivable from/payable to parent, net........  (2,637)  (18,258)  (7,973)
    Inventories...................................  (1,877)   11,173    3,806
    Prepaid expenses and other....................      77      (949)    (285)
    Accounts payable..............................      13      (106)    (299)
    Accrued expenses and other....................     357    (1,277)  (4,387)
                                                   -------  --------  -------
      Net cash provided by operating activities...   3,407     2,182    3,639
                                                   -------  --------  -------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment..  (1,693)   (1,039)  (3,748)
  Proceeds from disposals of property, plant and
   equipment......................................     120       630    1,834
                                                   -------  --------  -------
      Net cash used in investing activities.......  (1,573)     (409)  (1,914)
                                                   -------  --------  -------
FINANCING ACTIVITIES:
  Payments of long-term debt......................    (986)     (986)    (986)
  Settlement of capital lease obligation..........    (848)     (787)    (739)
                                                   -------  --------  -------
      Net cash used in financing activities.......  (1,834)   (l,773)  (1,725)
                                                   -------  --------  -------
      Net change in cash..........................     --        --       --
CASH, beginning of year...........................       1         1        1
                                                   -------  --------  -------
CASH, end of year................................. $     1  $      l  $     1
                                                   -------  --------  -------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for--
    Income taxes.................................. $ 4,478  $  4,908  $ 3,480
    Interest......................................   1,055     1,205    1,351

        The accompanying notes are an integral part of these statements.

                           STUART HALL COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 AND 1995
(1) Description of the Business

   Stuart Hall Company, Inc. ("Stuart Hall" or the "Company"), a wholly owned subsidiary of Newell Co. ("Newell"), is a leading manufacturer and personal marketer of school, office and personal communication paper products.

   In 1992, all of the outstanding common stock of Stuart Hall was acquired by Newell. The transaction was accounted for as a purchase business combination. The excess cost over identifiable assets was recorded as goodwill on the Company's books.

(2) Significant Accounting Policies

 Principles of consolidation

   The consolidated results of the Company include the accounts of its Canadian affiliate. All intercompany accounts between the Company and its affiliate are eliminated in consolidation

Use of estimates

   The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses and related disclosures.

Revenue recognition

   Sales of merchandise are recognized upon shipment to customers.

Allowances for doubtful accounts

   Allowances for doubtful accounts totaled $149,000, $165,000 and $170,000 at December 31, 1997, 1996 and 1995, respectively.

Inventories

   Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories was determined by the "last in, first out" ("LIFO") method. If the "first in, first out" ("FIFO") inventory valuation method had been used exclusively, inventories would have increased by $3,746,000, $5,954,000 and $8,374,000 at December 31, 1997, 1996, and 1995, respectively.

   The components of inventories at December 31, net of the LIFO reserve, were as follows:

                                              1997        1996        1995
                                           ----------- ----------- -----------
      Materials and supplies.............. $ 7,040,000 $ 7,065,000 $ 9,078,000
      Work in process.....................   1,083,000     203,000     577,000
      Finished products...................  11,933,000  10,911,000  19,697,000
                                           ----------- ----------- -----------
                                           $20,056,000 $18,179,000 $29,352,000
                                           =========== =========== ===========

   Inventory reserves at December 31, totaled $2,729,000 in 1997, $2,453,000 in 1996, and $3,340,000 in 1995.

                           STUART HALL COMPANY, INC.

                        December 31, 1997, 1996 and 1995


 Property, plant and equipment

   Property, plant and equipment at December 31 consisted of the following:

                                           1997          1996          1995
                                       ------------  ------------  ------------
     Land............................. $        --   $        --   $        --
     Buildings and improvements.......   16,721,000    16,651,000    16,541,000
     Machinery and equipment..........   27,189,000    28,622,000    29,875,000
     Furniture and fixtures...........    1,843,000     1,842,000     1,144,000
     Construction in process..........    1,369,000       250,000       862,000
     Accumulated depreciation.........  (22,812,000)  (21,213,000)  (19,059,000)
                                       ------------  ------------  ------------
                                       $ 24,310,000  $ 26,152,000  $ 29,363,000
                                       ============  ============  ============

   Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. The components of depreciation are provided by annual charges to income calculated to amortize on the straightline basis, the cost of the depreciable assets over their depreciable lives. Estimated useful lives determined by the Company are as follows:

            Buildings and improvements....... 20-40 years
            Machinery and equipment..........  5-12 years

Trade names and goodwill

   The cost of trade names and goodwill are amortized over 40 years on a straight-line basis. Total accumulated amortization of trade names and goodwill was $7,755,000, $6,330,000 and $4,900,000 at December 31, 1997, 1996 and 1995,
respectively.

   The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the undiscounted net cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

 Accrued liabilities

   Other accrued liabilities at December 31 included the following:

                                                  1997       1996       1995
                                               ---------- ---------- ----------
      Customer accruals....................... $1,273,000 $  857,000 $  766,000
      Workers compensation accrual............    577,000    377,000    636,000
      Other accruals..........................  1,363,000  1,442,000  2,234,000
                                               ---------- ---------- ----------
                                               $3,213,000 $2,676,000 $3,636,000
                                               ========== ========== ==========

   Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. Workers' compensation is estimated based upon historical claim experience.

                           STUART HALL COMPANY, INC.

                        December 31, 1997, 1996 and 1995


 Foreign currency translation

   The balance sheet accounts of the Company's Canadian affiliate are maintained in Canadian dollars. These accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal yearend. Income and expense accounts are translated at the average rates of exchange in effect during the year. The related translation adjustment is made directly to a separate component of stockholder's equity.

 Accounting principles adopted

   In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this statement in 1996 was not material to the consolidated financial statements.

(3) Long-Term Debt

   The Company has a series of privately placed notes with CIT Group/Equipment Financing Inc. The notes bear interest at various fixed amounts and mature at various dates through 2001. Following is a summary of debt outstanding at December 31, 1997, 1996 and 1995:

                                                  1997       1996       1995
                                               ---------- ---------- ----------
9.77% note, issued December 28, 1990,
 maturing
 December 28, 2000...........................  $  251,000 $  335,000 $  418,000
9.61% note, issued February 4, 1991, maturing
 February 4, 2001............................   1,993,000  2,491,000  2,989,000
9.80% note, issued March 28, 1991, maturing
 March 28, 2001..............................     827,000  1,033,000  1,240,000
9.67% note, issued May 29, 1991, maturing May
 29, 2001....................................     620,000    775,000    930,000
10.85% note, issued July 24, 1991, maturing
 July 24, 2001...............................     116,000    145,000    174,000
8.95% note, issued December 27, 1991,
 maturing
 December 27, 2001...........................      54,000     68,000     82,000
                                               ---------- ---------- ----------
                                                3,861,000  4,847,000  5,833,001
Less--Current portion........................     986,000    986,000    986,000
                                               ---------- ---------- ----------
                                               $2,875,000 $3,861,000 $4,847,000
                                               ========== ========== ==========

   The notes are subject to various financial and non-financial covenants with which the Company is in compliance at December 31, 1997.

   The aggregate maturities of long-term debt outstanding at December 31, 1997, are as follows:

                                                     Minimum
           Year                                     Payments
           ----                                     ---------
           1998.................................... $ 986,000
           1999....................................   986,000
           2000....................................   986,000
           2001....................................   903,000
           2002....................................       --
           Thereafter..............................       --
                                                    ---------
                                                    $3,861,00
                                                    =========

                           STUART HALL COMPANY, INC.

                        December 31, 1997, 1996 and 1995


(4) Leases

   The Company leases certain facilities under long-term capitalizable leases, which are included in property, plant and equipment as buildings.

                                               1997        1996        1995
                                            ----------- ----------- -----------
     Buildings............................. $13,720,000 $13,720,000 $13,720,000
     Less--Accumulated amortization........   4,330,000   3,418,000   2,507,000
                                            ----------- ----------- -----------
       Total............................... $ 9,390,000 $10,302,000 $11,213,000
                                            =========== =========== ===========

   Future minimum lease payments for assets under capital leases at December 31 are as follows:

     1998.......................................................... $ 1,649,000
     1999..........................................................   1,649,000
     2000..........................................................   1,649,000
     2001..........................................................   1,649,000
     2002..........................................................   1,649,000
     Thereafter....................................................   5,615,000
                                                                    -----------
                                                                    $13,860,000
                                                                    ===========
     Total minimum lease payments.................................. $13,860,000
     Less--Amount representing interest............................   3,643,000
                                                                    -----------
     Present value of minimum lease payment........................  10,217,000
     Less--Current maturities......................................     914,000
                                                                    -----------
     Long-term obligation.......................................... $ 9,303,000
                                                                    ===========

   At December 31, the Company has minimum rental payments through the year 2003 under noncancellable operating leases as follows:

                                                     Minimum
           Year                                      Payments
           ----                                      --------
           1998..................................... $228,000
           1999.....................................  195,000
           2000.....................................  156,000
           2001.....................................  122,000
           2002.....................................  122,000
           Thereafter...............................   31,000
                                                     --------
                                                     $854,000
                                                     ========

   Total rental expense for all operating leases was approximately $543,000, 512,000 and $567,000 in 1997, 1996 and 1995.

(5) Retirement Plans

   Salaried and hourly employees that meet certain requirements are eligible to participate in the Newell Pension Plan for Salaried and Clerical Employees. The pension plan is administered by Newell. Factory hourly employees that meet certain requirements are eligible to participate in the Paper Industry Union Management

                           STUART HALL COMPANY, INC.

                        December 31, 1997, 1996 and 1995

Pension Fund, a multiemployer plan. The plan is administered by a joint Board of Trustees consisting of four Union representatives and four employer representatives from participating companies. Newell pays the Company's portion of the plans' costs and funding requirements. The Company reimburses Newell for these costs. Total expense under these plans was $291,000, $188,000 and $245,000 for 1997, 1996, and 1995.

   The employees of the Company are also eligible to participate in the Newell Co. LongTerm Savings and Investment Plan. The Company matches a portion of the employees' contribution. Profit sharing expense was $89,000, $87,000 and $87,000 for 1997, 1996 and 1995.

(6) Income Taxes

   The Company accounts for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." For U.S. income tax purposes, the Company's income is included in Newell Co.'s consolidated Federal income tax return. As a result, the Company records Federal taxes as an intercompany transaction with Newell.

   The provision for income taxes for the years ended December 31 consists of the following (computed on the basis of the Company as a standalone entity for U.S. Federal income tax purposes):

                                                  1997        1996       1995
                                               ----------  ---------- ----------
     Current
       Federal................................ $3,264,000  $3,540,000 $4,037,000
       State..................................    262,000     285,000    392,000
                                               ----------  ---------- ----------
                                                3,526,000   3,825,000  4,429,000
     Deferred.................................   (343,000)    463,000  1,216,000
                                               ----------  ---------- ----------
         Total................................ $3,183,000  $4,288,000 $5,645,000
                                               ==========  ========== ==========


   The components of the net deferred tax assets at December 31 are as follows:

                                                 1997       1996       1995
                                              ---------- ---------- ----------
   Deferred tax assets--
     Accruals, not currently deductible for
      tax purposes........................... $  539,000 $  556,000 $  509,000
     Inventory reserves......................    787,000    409,000  1,390,000
     Repair parts and supplies...............  1,046,000    955,000    837,000
     Other...................................  1,585,000  1,362,000    736,000
                                              ---------- ---------- ----------
                                               3,957,000  3,282,000  3,472,000
   Deferred tax liabilities--
     Accelerated depreciation................  2,417,000  2,085,000  1,812,000
                                              ---------- ---------- ----------
                                               2,417,000  2,085,000  1,812,000
                                              ---------- ---------- ----------
       Net deferred tax asset (liability).... $1,540,000 $1,197,000 $1,660,000
                                              ========== ========== ==========

                           STUART HALL COMPANY, INC.

                        December 31, 1997, 1996 and 1995


   The net deferred tax asset is classified in the consolidated balance sheets at December 31 as follows:

                                             1997        1996         1995
                                          ----------  -----------  -----------
   Current net transferred income tax
    asset................................ $3,980,000  $ 3,340,000  $ 3,348,000
   Noncurrent deferred income tax
    liability............................ (2,440,000)  (2,143,000)  (1,688,000)
                                          ----------  -----------  -----------
                                          $1,540,000  $ 1,197,000  $ 1,660,000
                                          ==========  ===========  ===========

   A reconciliation of the U.S. statutory tax provision to the effective income tax provision for the years ended December 31 is as follows:

                                             1997        1996         1995
                                          ----------  -----------  -----------
   Statutory Federal income tax.......... $2,404,000  $ 3,333,000  $ 4,627,000
   Add (deduct) effect of--
     State income taxes, net of federal
      income
      tax effect.........................    282,000      372,000      499,000
     Nondeductible trade goodwill........    532,000      533,000      545,000
   Other.................................    (35,000)      50,000      (26,000)
                                          ----------  -----------  -----------
     Effective rate...................... $3,183,000  $ 4,288,000  $ 5,645,000
                                          ==========  ===========  ===========

(7) Other Nonoperating Expense

   Total other nonoperating expense consists of the following expense (income)
items for the years ended December 31:
                                             1997        1996         1995
                                          ----------  -----------  -----------
   Trade names and goodwill
    amortization......................... $1,427,000  $ 1,430,000  $ 1,460,000
   Management bonuses....................    426,000      702,000      539,000
   Intercompany profit...................   (153,000)     (37,000)     (64,000)
   Loss on sale of machinery.............     16,000       43,000      102,000
   Insurance proceeds....................   (550,000)         --           --
   Other.................................     (1,000)    (197,000)       1,000
                                          ----------  -----------  -----------
                                          $1,206,000  $ 1,941,000  $ 2,038,000
                                          ==========  ===========  ===========

(8) Significant Customer

   Sales to one customer accounted or 31.3%, 32.3% and 38.3% of net sales in 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, receivables from this customer accounted for 25.1%, 14.7% and 24.3% of the Company's net trade accounts receivable, respectively.

(9) Transactions with Newell Co.

   Newell Co. provides centralized services to the Company including treasury management, cash management, receivables processing, payables processing, computer information services and payroll processing. Newell Co. allocated $500,000 for these services to the Company annually. The management of Newell Co. believes the allocations are reasonable, but they are not necessarily indicative of the costs that would have been incurred had Stuart Hall been a Standalone company.