Form 10-Q
period 1999-04-03
PEN TAB INDUSTRIES INC
filed 1999-05-18
CIK 1033955

                                 United States
                      Securities and Exchange Commission
                          Washington, D.C. 20549-1004

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999

                                      or

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from __________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No ____
                                          ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 3, 1999, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                           PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                     FOR THE  QUARTER ENDED APRIL 3, 1999
                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                            Page
                                                                         ----
          a) Condensed Consolidated Balance Sheets as of April 3, 1999
             and January 2, 1999                                          1

          b) Condensed Consolidated Statements of Operations for the
             quarters ended April 3, 1999 and April 4, 1998               2

          c) Condensed Consolidated Statements of Cash Flows for the
             quarters ended April 3, 1999 and April 4, 1998               3

          d) Notes to Condensed Consolidated Financial Statements         4

     Item 2. Management's Discussion and Analysis of Financial
             and Results of Operations Condition                          8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk  11

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                           12

     Item 2. Changes in Securities                                       12

     Item 3. Defaults upon Senior Securities                             12

     Item 4. Submission of Matters to a Vote of Security Holders         12

     Item 5. Other Information                                           12

     Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURE                                                                13

Pen-Tab Industries, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

                                                           April 3,                    January 2,
                                                             1999                        1999
                                                         --------------             ---------------
                                                           (Unaudited)

Assets
Currents assets:
    Cash and cash equivalents                                  $     --                     $   20
    Accounts receivable, net                                     18,028                     15,770
    Inventories, net                                             65,564                     41,801
    Deferred income taxes                                         1,384                      1,384
    Prepaid expenses and other current assets                       840                        611
                                                         --------------            ---------------
      Total Current Assets                                       85,816                     59,586

Property, plant and equipment, net                               45,197                     45,538
Other assets                                                      4,109                      4,339
Goodwill, net                                                    73,836                     72,480
                                                         --------------            ---------------
      Total assets                                             $208,958                   $181,943
                                                         ==============            ===============

Liabilities and stockholder's equity:
Current liabilities:
    Accounts payable and bank overdraft                        $  8,640                   $  5,804
    Accrued expenses and other current liabilities               19,477                      8,224
    Due to Newell Co.                                            20,822                     18,546
    Accrued interest - subordinated notes                         1,265                      3,324
    Current portion of long term debt                             5,405                      5,810
                                                         --------------            ---------------
      Total current liabilities                                  55,609                     41,708

Long-term debt                                                  135,700                    119,339
Capitalized lease obligation                                      7,841                      7,311
Deferred income taxes                                             1,387                      3,068
Stockholder's equity                                              8,421                     10,517
                                                         --------------            ---------------

Total liabilities and stockholder's equity                     $208,958                   $181,943
                                                         ==============            ===============


 See accompanying notes to unaudited condensed consolidated interim financial statement

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thouands)

                                                                      Quarter Ended
                                                         ------------------------------------
                                                           April 3, 1999         April 4, 1998
                                                         --------------        --------------
                                                            (Unaudited)           (Unaudited)

Net sales                                                       $28,030               $18,218
Cost of goods sold                                               20,748                14,011
                                                         --------------        --------------
Gross profit                                                      7,282                 4,207

Expenses:
    Selling, general and administrative                           6,319                 3,732
    Amortization of goodwill                                        469                     -
    Interest expense, net                                         3,749                 1,942
                                                         --------------        --------------
        Total expenses                                           10,537                 5,674
                                                         --------------        --------------
Loss before income taxes and minority interest                   (3,255)               (1,467)
Income tax benefit                                               (1,237)                 (502)
                                                         --------------        --------------
Loss before minority interest                                    (2,018)                 (965)
Minority interest                                                    --                   (11)
                                                         --------------        --------------
Net loss                                                        $(2,018)              $  (954)
                                                         ==============        ==============


See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Cash flows
(Dollars in Thousands)

                                                                      Quarter Ended
                                                          -----------------------------------
                                                            April 3, 1999        April 4, 1998
                                                          --------------       --------------
                                                             (Unaudited)          (Unaudited)
Operating activities
Net loss                                                        $ (2,018)            $   (954)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                  1,443                  635
    Amortization of goodwill                                         469                   --
    Amortization of debt issuance costs                              269                  114
    Minority interest                                                 --                  (11)
    Provision for losses on accounts receivable                      149                   45
    Changes in operating assets and liabilities:
        Accounts receivable                                       (2,406)              (1,815)
        Inventories                                              (23,763)              (8,040)
        Prepaid expenses, other current assets and other             242                 (736)
         assets
        Accounts payable and bank overdraft                       14,090                 (252)
        Accrued expenses and other current liabilities             2,269                  312
        Accrued interest on subordinated notes                    (2,059)              (2,131)
        Deferred income taxes                                     (1,681)                  --
                                                          --------------       --------------
Net cash used in operating activities                            (12,996)             (12,833)

Investing activities
Purchase of equipment                                             (1,487)                (406)
Purchase price adjustment - purchase of Stuart Hall               (1,946)                  --
                                                          --------------       --------------
Net cash used in investing activities                             (3,433)                (406)

Financing activities
Proceeds from revolver borrowings                                 27,250                   --
Repayments of revolver borrowings                                 (8,250)                  --
Principal payments on long-term debt                              (2,174)                (437)
Principal payments on capitalized lease obligations                 (339)                  --
Dividends                                                            (78)                  --
                                                          --------------       --------------
Net cash provided by (used in) financing activities               16,409                 (437)

Decrease in cash and cash equivalents                                (20)             (13,676)
Cash and cash equivalents at beginning of period                      20               13,676
                                                          --------------       --------------
Cash and cash equivalents at end of period                      $     --             $     --
                                                          ==============       ==============

See accompanying notes to unaudited condensend consolidated interim financial statements

                           Pen-Tab Industries, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 April 3, 1999
                            (Dollars in thousands)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. All references to fiscal quarter refer to the 13 week periods ended April 3, 1999 and April 4, 1998. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 2, 1999 and January 3, 1998 and for each of the three years in the period ended January 2, 1999, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

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

3. Inventories

Inventories consist of the following:

                                                    April 3,           January 2,
                                                      1999                1999
                                                --------------      --------------

Raw materials                                          $15,381             $17,242
Work-in-process                                            869                 715
Finished goods                                          49,314              23,844
LIFO reserve, net                                            -                   -
                                                --------------      --------------
                                                       $65,564             $41,801
                                                ==============      ==============


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. However, Pen-Tab's current expectation is that its inventory levels will remain consistent from year-end to year-end. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. Due to a decline in certain commodity grade paper prices, inventory is being carried at the lower of cost or market, therefore no LIFO reserve remains.

4. Long-Term Debt

Long-term debt consisted of the following:

                                                  April 3,            January 2,
                                                    1999                1999
                                             ----------------   -----------------
Credit Facility:
    Revolver                                         $ 24,000            $  5,000
    Term Loan                                          33,500              34,250
Senior Subordinated Notes                              75,000              75,000
Industrial development revenue bonds                    6,700               7,100
Equipment notes payable                                 1,850               2,875
Capital lease obligations                               7,896               8,235
                                             ----------------   -----------------
                                                      148,946             132,460
Less:  current portion                                  5,405               5,810
                                             ----------------   -----------------
                                                     $143,541            $126,650
                                             ================   =================

In conjunction with the acquisition of Stuart Hall on August 20, 1998, the Company repaid the outstanding obligations on a Credit Agreement with Bank of America and entered into a new $135 million Credit Facility ("Credit Facility") with Bank of America which expires on August 20, 2001. The Credit Facility includes a $100 million revolver and a $35 million term loan. The $100 million revolver portion of the Credit Facility provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable and inventory. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1% or at the Company's option, the Eurodollar rate plus 2%. The Company is required to pay a commitment fee of 0.5% on the unused portion of the $100 million revolver. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios relating to cash flow, annually reduce the principal balance of the revolver to $25 million for thirty consecutive days during the period between September 30 and November 15 of each fiscal year and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the company are pledged as collateral for balances owing under the Credit Facility.

The 10 7/8% Senior Subordinated Notes are due in 2007. The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument.

5. Segment Information

The Company operates in two business segments consisting of school, home and office products, and vinyl packaging products. The following table provides certain financial data regarding these two segments.

                                                            School,Home                   Vinyl
                                                            And Office                  Packaging
                                                             Products                   Products                     Total
                                                           -----------                ------------                ------------
Quarter ended April 3, 1999
Net sales                                                     $ 25,959                      $2,071                    $ 28,030
Operating earnings (loss)                                        1,139                        (176)                        963
Interest expense, net                                            3,749                          --                       3,749
Identifiable assets                                            205,066                       3,892                     208,958
Depreciation and amortization                                    1,383                          60                       1,443
Capital expenditures                                             1,309                         178                       1,487

Quarter ended April 4, 1998
Net sales                                                      $16,217                      $2,001                     $18,218
Operating earnings                                                 527                        (52)                         475
Interest expense, net                                            1,942                         --                        1,942
Identifiable assets                                             56,965                      3,354                       60,319
Depreciation and amortization                                      594                         41                          635
Capital expenditures                                               396                         10                          406

For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and amortization of goodwill. Inter-segment sales are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended April 3, 1999 increased by $9.8 million or 53.9% to $28.0 million from $18.2 million for the quarter ended April 4, 1998. The increase in sales is primarily due to the acquisition of Stuart Hall on August 20, 1998. For the Pen-Tab segment, which includes the Stuart Hall operations, differentiated higher margin product sales increased by $9.1 million and core lower margin product sales increased by $0.7 million for the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998. The Vinylweld segment sales remained flat at $2.0 million for the quarter ended April 3, 1999, compared to $2.0 million for the quarter ended April 4, 1998

Gross profit for the quarter ended April 3, 1999 increased $3.1 million or 73.1% to $7.3 million from $4.2 million for the quarter ended April 4, 1998. The gross profit as a percentage of net trade sales for the quarter ended April 3, 1999 was 26.0% compared to 23.1% for quarter ended April 4, 1998. The increase in gross profit margin of 2.9% is primarily due to a more favorable product mix in the Pen-Tab segment as a result of the acquisition of Stuart Hall. For the quarter ended April 3, 1999, differentiated product sales represented approximately 49% of the Pen-Tab segment sales as compared to approximately 24% for the quarter ended April 4, 1998.

SG&A expenses for the quarter ended April 3, 1999 increased $2.6 million to $6.3 million from $3.7 million for the quarter ended April 4, 1998. This increase is principally due to increases in salary and fringe expenses associated with the acquisition of Stuart Hall.

Amortization of goodwill for the quarter ended April 3, 1999 increased by $0.5 million from the quarter ended April 4, 1998. The increase is due to the amortization of goodwill associated with the acquisition of Stuart Hall.

Interest Expense for the quarter ended April 3, 1999 increased by $1.8 million to $3.7 million from $1.9 million for the quarter ended April 4, 1998. The increase is primarily due to the debt incurred in conjunction with the acquisition of Stuart Hall on August 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the quarter ended April 3, 1999 is $13.0 million as compared to net cash used in operating activities of $12.8 million for the quarter ended April 4, 1998. The slight increase in the first quarter of 1999 was due to increases in inventory offset by increases in accounts payable and accrued expenses due to the acquisition of Stuart Hall in August 1998.

Net cash used in investing activities for the quarter ended April 3, 1999 is $3.4 million as compared to net cash used in investing activities of $0.4 million for the quarter ended April 4, 1998. The increase is principally due to a final working capital purchase price adjustment of $1.9 million for the purchase of Stuart Hall from Newell Co., as well costs associated with the implementation of a new enhanced computer system.

Net cash provided by financing activities for the quarter ended April 3, 1999 is $16.4 million compared to net cash used in financing activities of $0.4 million for the quarter ended April 4, 1998. The increase was due to borrowing on the Company's revolver portion of the Credit Facility to fund the seasonal increase in working capital.

YEAR 2000 COMPATABILITY

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

The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by September 30, 1999. The Year 2000 readiness of 3rd parties with which the Company has a material relationship and their products and services are being assessed.

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

SEASONALITY AND KNOWN TRENDS

The Company experiences seasonality in its business operations. During the Company's second and third quarters, net sales are higher that the first and fourth quarters due to sales of back-to-school products.

FORWARD-LOOKING STATEMENTS

Written reports and oral statements made from time to time by the Company contain "forward-looking statements." Forward looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends",and other words of similar meaning. Such statements are likely to address the Company's earnings, return on capital, capital expenditures, project implementation, production growth, sales growth and expense reductions. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections about their industry. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of the Company's control.

Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market price of paper, changes in economic conditions, changes in the availability and/or price of paper, significant changes in rates of interest, inflation, or taxes, changes in Pen-Tab's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur, changes in accounting principles and timely resolution of Year 2000 compatability issues by the Company and its customers and suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the Company's overall commodity price and interest rate exposure at April 3, 1999, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        a.)  Exhibits

             Financial Data Schedule (filed only electronically with the SEC)

        b.)  Reports on Form 8-K

             No reports on Form 8-K were filed during the first quarter of 1999.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended April 3, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Pen-Tab Industries, Inc.
                                                (Registrant)

Date                                            By: /s/ William Leary
----                                            ---------------------
May 18, 1999                                    William Leary
                                                Vice President, Chief Financial
                                                and Administrative Officer
                                                (principal financial officer and
                                                accounting officer)