Form 10-Q
period 1999-07-03
PEN TAB INDUSTRIES INC
filed 1999-08-18
CIK 1033955

                                 United States
                      Securities and Exchange Commission
                          Washington, D.C. 20549-1004

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        ------     ______


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 3, 1999, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                            PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                       FOR THE QUARTER ENDED JULY 3, 1999
                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                             Page
                                                                           ----

          a)  Condensed Consolidated Balance Sheets as of July 3, 1999
              and January 2, 1999                                            1

          b)  Condensed Consolidated Statements of Operations for the
              quarters and six months ended July 3, 1999
              and July 4, 1998                                               2

          c)  Condensed Consolidated Statements of Cash Flows for the
              six months ended July 3, 1999 and July 4, 1998                 3

          d)  Notes to Condensed Consolidated Financial Statements           4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             12

     Item 2.  Changes in Securities                                         12

     Item 3.  Defaults upon Senior Securities                               12

     Item 4.  Submission of Matters to a Vote of Security Holders           12

     Item 5.  Other Information                                             12

     Item 6.  Exhibits and Reports on Form 8-K                              12

SIGNATURE                                                                   13

Pen-Tab Industries, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

                                                             July 3,                  January 2,
                                                               1999                      1999
                                                          --------------            ---------------
                                                            (Unaudited)
Assets
Currents assets:
    Cash and cash equivalents                             $          --             $           20
    Accounts receivable, net
    of allowances of $4,954 and $2,325, respectively             51,988                     15,770
    Inventories, net                                             54,586                     41,801
    Prepaid expenses and other current assets                     1,045                        611
    Deferred income taxes                                         1,384                      1,384
                                                          -------------             --------------
      Total Current Assets                                      109,003                     59,586

Property, plant and equipment, net of accumulated
 depreciation of $19,165 and $16,222 respectively                44,375                     45,538
Debt issuance costs, net                                          3,899                      4,339
Goodwill, net                                                    74,745                     72,480
                                                          -------------             --------------
      Total assets                                        $     232,022             $      181,943
                                                          =============             ==============

Liabilities and stockholder's equity:
Current liabilities:
    Accounts payable and bank overdraft                   $       8,269             $        5,804
    Accrued expenses and other current liabilities               11,870                      8,224
    Due to Newell Co.                                                --                     18,546
    Accrued interest on subordinated notes                        3,168                      3,324
    Current portion of long term debt                             6,440                      5,810
                                                          -------------             --------------
      Total current liabilities                                  29,747                     41,708

Long-term debt                                                  178,626                    119,339
Capitalized lease obligation                                      6,543                      7,311
Deferred income taxes                                             3,068                      3,068
Stockholder's equity                                             14,038                     10,517
                                                          -------------             --------------

Total liabilities and stockholder's equity                $     232,022             $      181,943
                                                          =============             ==============

      See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in Thousands)

                                       Quarter Ended                            Six Months Ended
                             -----------------------------------       -----------------------------------
                                  July 3,             July 4,              July 3,              July 4,
                                   1999                1998                 1999                 1998
                             --------------       --------------       --------------       --------------

Net sales                        $   58,878           $   37,221           $   86,907           $   55,440
Cost of goods sold                   37,038               27,004               57,785               41,015
                             --------------       --------------       --------------       --------------
Gross profit                         21,840               10,217               29,122               14,425

Expenses:
Selling, general and
 administrative                       7,588                5,289               13,907                9,022
Amortization of goodwill                469                  --                   937                   --
Interest expense, net                 4,520                2,320                8,270                4,261
                             --------------       --------------       --------------       --------------
        Total expenses               12,577                7,609               23,114               13,283
                             --------------       --------------       --------------       --------------
Income before income taxes            9,263                2,608                6,008                1,142
Income tax provision                  3,724                1,046                2,487                  542
                             --------------       --------------       --------------       --------------
Net Income                       $    5,539           $    1,562           $    3,521           $      600
                             ==============       ==============       ==============       ==============

          See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Cash flows
(Dollars in Thousands)

                                                                    Six Months Ended
                                                          -----------------------------------
                                                               July 3,              July 4,
                                                                1999                 1998
                                                          --------------       --------------
                                                            (Unaudited)          (Unaudited)
Operating activities
Net income                                                    $    3,521           $      600
Adjustments to reconcile net income to net cash used in
 operating activities:
    Depreciation and amortization                                  2,941                1,278
    Amortization of goodwill                                         937
    Amortization of debt issuance costs                              382                  230
    Provision for losses on accounts receivable                      580                  262
    Changes in operating assets and liabilities:
        Accounts receivable                                      (36,798)             (22,721)
        Inventories                                              (12,784)             (10,456)
        Prepaid expenses, other current assets and other
        assets                                                    (2,424)                 515
        Accounts payable and bank overdraft                        4,118                2,706
        Due to Newell Co.                                        (18,546)                 ---
        Accrued expenses and other current liabilities             1,029                1,665
        Accrued interest on subordinated notes                      (156)                 (80)
        Deferred income taxes                                      1,243                  ---
                                                          --------------       --------------
Net cash used in operating activities                            (55,957)             (26,001)

Investing activities
Purchase of equipment                                             (1,874)              (1,050)
Purchase of Stuart Hall - purchase price adjustment               (1,304)                  ---
                                                          --------------       --------------
Net cash used in investing activities                             (3,178)              (1,050)

Financing activities
Proceeds from revolver borrowings                                 79,750                  ---
Repayments of revolver borrowings                                (17,250)                 ---
Principal payments on long-term debt                              (1,900)             (13,375)
Principal payments on capitalized lease obligations               (1,485)                 ---
                                                          --------------       --------------
Net cash provided by (used in) financing activities               59,115              (13,375)

Decrease in cash and cash equivalents                                (20)             (13,676)
Cash and cash equivalents at beginning of period                      20               13,676
                                                          --------------       --------------
Cash and cash equivalents at end of period                    $       --           $       --
                                                          ==============       ==============

          See accompanying notes to unaudited condensed consolidated interim financial statements

                           Pen-Tab Industries, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 July 3, 1999
                            (Dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. All references to fiscal quarter refer to the 13 week periods ended July 3, 1999 and July 4, 1998. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 2, 1999 and January 3, 1998 and for each of the three years in the period ended January 2, 1999, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

2.   Recently Issued Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2000. The financial statement impact of adopting SFAS No. 133 has not yet been determined.

3.   Inventories

Inventories consist of the following:

                                            July 3,            January 2,
                                             1999                 1999
                                         --------------      --------------
     Raw materials                       $       16,446      $       17,242
     Work-in-process                              1,228                 715
     Finished goods                              36,912              23,844
     LIFO reserve, net                                -                   -
                                         --------------      --------------
                                         $       54,586      $       41,801
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

4.   Long-Term Debt

Long-term debt consisted of the following:

                                                 July 3,            January 2,
                                                  1999                1999
                                             --------------      --------------
     Credit Facility:
        Revolver                             $       67,500      $        5,000
        Term Loan                                    32,750              34,250
     Senior Subordinated Notes                       75,000              75,000
     Industrial development revenue bonds             6,700               7,100
     Equipment notes payable                          1,850               2,875
     Capital lease obligations                        7,809               8,235
                                             --------------      --------------
                                                    191,609             132,460
     Less: current portion                            6,440               5,810
                                             --------------      --------------
                                             $      185,169      $      126,650
                                             ==============      ==============

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

                                     School,
                                      Home
                                      And            Vinyl
                                     Office        Packaging
                                    Products       Products          Total
                                    --------       ---------         -----
Six months ended July 3, 1999
Net sales (external customers)      $ 82,706       $  4,201         $ 86,907
Operating earnings (loss)             14,461           (183)          14,278
Interest expense, net                  8,270             --            8,270
Identifiable assets                  228,208          3,814          232,022
Depreciation and amortization          2,820            121            2,941
Capital expenditures                   1,596            278            1,874

Six months ended July 4, 1998
Net sales (external customers)      $ 51,319       $  4,121         $ 55,440
Operating earnings (loss)*             5,436            (33)           5,403
Interest expense, net                  4,261             --            4,261
Identifiable assets                   76,296          3,282           79,578
Depreciation and amortization          1,195             83            1,278
Capital expenditures                     923            127            1,050

For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and amortization of goodwill. Inter-segment sales are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended July 3, 1999 increased by $21.7 million or 58.2% to $58.9 million from $37.2 million for the quarter ended July 4, 1998. Net sales for the six months ended July 3, 1999 increased by $31.5 million or 56.8% to $86.9 million from $55.4 million for the six months ended July 4, 1998. The increase in sales is primarily due to the acquisition of Stuart Hall on August 20, 1998, and is partially offset by an approximate 11% decrease in selling prices resulting from a decrease in the cost of paper. For the Pen-Tab segment, which includes the Stuart Hall operations, differentiated higher margin product sales increased by $25.4 million and core lower margin product sales increased by $6.0 million for the six months ended July 3, 1999 as compared to the six months ended July 4, 1998. The Vinylweld segment had relatively flat sales for both the quarter and six month periods ended July 3, 1999 as compared to last year.

Gross profit for the quarter ended July 3, 1999 increased $11.6 million or 113.8% to $21.8 million from $10.2 million for the quarter ended July 4, 1998. Gross profit for the six months ended July 3, 1999 increased $14.7 million or 101.9% to $29.1 million from $14.4 million for the six months ended July 4, 1998. The gross profit as a percentage of net trade sales for the quarter ended July 3, 1999 was 37.1% compared to 27.4% for quarter ended July 4, 1998. The gross profit as a percentage of net trade sales for the six months ended July 3, 1999 was 33.5% compared to 26.0% for the six months ended July 4, 1998. The increase in gross profit margin is primarily due to a more favorable product mix in the Pen-Tab segment as a result of the acquisition of Stuart Hall. For the six months ended July 3, 1999, differentiated higher margin product sales represented approximately 54% of the Pen-Tab segment sales as compared to approximately 35% for the six months ended July 4, 1998.

SG&A expenses for the quarter ended July 3, 1999 increased $2.2 million to $7.6 million or 12.9% of net sales from $5.3 million or 14.2% of net sales for the quarter ended July 4, 1998. SG&A expenses for the six months ended July 3, 1999 increased $4.9 million to $13.9 million or 16.0% of net sales from $9.0 million or 16.8% of net sales for the six months ended July 4, 1998. This increase is principally due to increases in salary and fringe expenses associated with the acquisition of Stuart Hall.

Amortization of goodwill for the quarter ended July 3, 1999 increased by $0.5 million from the quarter ended July 4, 1998. Amortization of goodwill for the six months ended July 3, 1999 increased by $0.9 million from the six months ended July 4, 1998. The increase is due to the amortization of goodwill associated with the acquisition of Stuart Hall, which occurred on August 20, 1998.

Interest Expense for the quarter ended July 3, 1999 increased by $2.2 million to $4.5 million from $2.3 million for the quarter ended July 4, 1998. Interest Expense for the six months ended July 3, 1999 increased by $4.0 million to $8.3 million from $4.3 million for the six months ended July 4, 1998. The increase is primarily due to the debt incurred in conjunction with the acquisition of Stuart Hall on August 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the quarter ended July 3, 1999 is $56.0 million as compared to net cash used in operating activities of $26.0 million for the quarter ended July 4, 1998. The increase was due to increases in accounts receivable and inventory offset by increases in accounts payable and a final working capital purchase price adjustment of $18.5 million paid to Newell Co. for the purchase of Stuart Hall.

Net cash used in investing activities for the quarter ended July 3, 1999 is $3.1 million as compared to net cash used in investing activities of $1.1 million for the quarter ended July 4, 1998. The increase is principally due to the implementation of new business software, and the final purchase price adjustment for the acquistion of Stuart Hall.

Net cash provided by financing activities for the quarter ended July 3, 1999 is $59.1 million compared to net cash used in financing activities of $13.3 million for the quarter ended July 4, 1998. The increase was due to borrowing on the Company's revolver portion of the Credit Facility to fund the seasonal increase in working capital.

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

The Company has recently purchased and installed new certified Year 2000 compliant software package to upgrade it's existing IT systems. The purchase of the new software was purely for the purpose of enhancing the Company's existing IT systems; however, a side benefit of the software is its year 2000 compliance. The cost associated with the acquisition of the new IT system are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The cost of the year 2000 compliance project related to IT systems is expected to be $0.2 million of which $0.1 million has been expended.

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

FORWARD-LOOKING STATEMENTS

Written reports and oral statements made from time to time by the Company contain "forward-looking statements." Forward looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends", and other words of similar meaning. Such statements are likely to address the Company's earnings, return on capital, capital expenditures, project implementation, production growth, sales growth and expense reductions. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections about their industry. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of the Company's control.

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

Based on the Company's overall commodity price and interest rate exposure at July 3, 1999, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.)  Exhibits

               Financial Data Schedule (filed only electronically with the SEC)

          b.)  Reports on Form 8-K

               Form 8-K filed on June 3, 1999.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended July 3, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pen-Tab Industries, Inc.
                                        (Registrant)

Date                                    By: /s/ William Leary
----                                    ---------------------
August 18, 1999                                 William Leary
                                        Vice President, Chief Financial
                                        and Administrative Officer
                                        (principal financial officer and
                                        accounting officer)