Form 10-Q
period 1999-10-02
PEN TAB INDUSTRIES INC
filed 1999-11-17
CIK 1033955

                                 United States
                      Securities and Exchange Commission
                          Washington, D.C. 20549-1004

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999

                                       or

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 2, 1999, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                           PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 2, 1999
                                     INDEX


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)                               Page
                                                                            ----
      a) Condensed Consolidated Balance Sheets as of October 2, 1999
         and January 2, 1999                                                  1

      b) Condensed Consolidated Statements of Operations for the
         quarters and nine months ended October 2, 1999
         and October 3, 1998                                                  2

      c) Condensed Consolidated Statements of Cash Flows for the
         nine months ended October 2, 1999 and October 3, 1998                3

      d) Notes to Unaudited Condensed Consolidated Financial Statements       4

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                12

    Item 2.  Changes in Securities                                            12

    Item 3.  Defaults upon Senior Securities                                  12

    Item 4.  Submission of Matters to a Vote of Security Holders              12

    Item 5.  Other Information                                                12

    Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURE                                                                     13

Pen-Tab Industries, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

                                                              October 2,                January 2,
                                                                1999                       1999
                                                           -------------            --------------
                                                              (Unaudited)
Assets
Currents assets:
    Cash and cash equivalents                                  $     --                   $     20
    Accounts receivable, net of allowances of $11,846 and
        $2,325, respectively                                     38,293                     15,770
    Inventories, net                                             45,086                     41,801
    Prepaid expenses and other current assets                     1,780                        611
    Deferred income taxes                                         1,384                      1,384
                                                           ------------              -------------
      Total Current Assets                                       86,543                     59,586

Property, plant and equipment, net of accumulated
   depreciation of $20,828 and $16,222, respectively             43,102                     45,538
Debt issuance costs, net                                          3,658                      4,339
Goodwill, net                                                    73,027                     72,480
                                                           ------------              -------------
      Total assets                                             $206,330                   $181,943
                                                           ============              =============

Liabilities and stockholder's equity:
Current liabilities:
    Accounts payable and bank overdraft                        $  1,261                   $  5,804
    Accrued expenses and other current liabilities                6,476                      8,224
    Due to Newell Co.                                                --                     18,546
    Accrued interest on subordinated notes                        1,316                      3,324
    Current portion of long-term debt                            38,798                      5,810
                                                           ------------              -------------
      Total current liabilities                                  47,851                     41,708

Long-term debt                                                  134,081                    119,339
Capitalized lease obligation                                      6,620                      7,311
Deferred income taxes                                             4,532                      3,068
Stockholder's equity                                             13,246                     10,517
                                                           ------------              -------------
Total liabilities and stockholder's equity                     $206,330                   $181,943
                                                           ============              =============


See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(Dollars in Thousands)

                                           Quarter Ended                     Nine Months Ended
                                ---------------------------------    --------------------------------
                                   October 2,         October 3,        October 2,        October 3,
                                      1999               1998              1999              1998
                                --------------     --------------    --------------    --------------
Net sales                              $55,706            $43,299          $142,612           $98,739
Cost of goods sold                      43,641             32,795           101,427            73,811
                                --------------     --------------    --------------    --------------
Gross profit                            12,065             10,504            41,185            24,928

Expenses:
Selling, general and
   administrative                        8,743              6,983            22,650            16,005
Amortization of goodwill                   464                142             1,401               142
Interest expense, net                    4,244              2,900            12,512             7,161
                                --------------     --------------   ---------------    --------------
        Total expenses                  13,451             10,025            36,563            23,308
                                --------------     --------------    --------------    --------------
Income (loss) before income             (1,386)               479             4,622             1,620
 taxes
Income tax provision (benefit)            (676)               182             1,812               616
                                --------------     --------------    --------------    --------------
Net income (loss)                      $  (710)           $   297          $  2,810           $ 1,004
                                ==============     ==============    ==============    ==============


See accompanying notes to unaudited condensed consolidated interim financial statements


Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Cash flows
(Dollars in Thousands)

                                                                    Nine Months Ended
                                                          -----------------------------------
                                                             October 2,           October 3,
                                                                1999                 1998
                                                          --------------       --------------
                                                             (Unaudited)          (Unaudited)
Operating activities
Net income                                                      $  2,810            $   1,004
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
    Depreciation and amortization                                  4,605                2,067
    Amortization of goodwill                                       1,401                   --
    Amortization of debt issuance costs                              681                  487
    Deferred income taxes                                          1,464                   --
    Provision for losses on accounts receivable                      580                  286
    Changes in operating assets and liabilities:
        Accounts receivable                                      (23,103)               8,258
        Inventories                                               (3,285)              (2,283)
        Prepaid expenses and other current assets                 (1,169)              (1,526)
        Accounts payable and bank overdraft                       (4,543)              (1,782)
        Due to Newell Co.                                        (18,546)              22,000
        Accrued expenses and other current liabilities            (1,748)               3,367
        Accrued interest on subordinated notes                    (2,008)              (2,135)
                                                          --------------       --------------
Net cash provided by (used in) operating activities              (42,861)              29,743

Investing activities
Sale of minority interest in Vinylweld LLC                            --                  125
Purchase of equipment                                             (2,169)              (2,275)
Purchase of Stuart Hall - purchase price adjustment               (1,948)            (129,000)
                                                          --------------       --------------
Net cash used in investing activities                             (4,117)            (131,150)

Financing activities
Proceeds from revolver borrowings                                 79,750              139,308
Repayments of revolver borrowings                                (28,250)            (125,359)
Proceeds from long-term debt                                          --               35,000
Principal payments on long-term debt                              (3,475)                (400)
Principal payments on capitalized lease obligations                 (986)                  --
Dividends to Pen-Tab Holdings                                        (81)                 (18)
Equity Contribution from Pen-Tab Holdings                             --               39,200
                                                          --------------       --------------
Net cash provided by financing activities                         46,958               87,731

Decrease in cash and cash equivalents                                (20)             (13,676)
Cash and cash equivalents at beginning of period                      20               13,676
                                                          --------------       --------------
Cash and cash equivalents at end of period                      $     --            $      --
                                                          ==============       ==============


See accompanying notes to unaudited condensed consolidated interim financial statements



                           Pen-Tab Industries, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                October 2, 1999
                            (Dollars in thousands)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. All references to fiscal quarter refer to the 13 week periods ended October 2, 1999 and October 3, 1998. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 2, 1999 and January 3, 1998 and for each of the three years in the period ended January 2, 1999, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

2. Recently Issued Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2001. The financial statement impact of adopting SFAS No. 133 has not yet been determined.

3. Inventories

Inventories consist of the following:

                                                   October 2,          January 2,
                                                      1999                1999
                                                --------------      --------------

Raw materials                                          $19,806             $17,242
Work-in-process                                            875                 715
Finished goods                                          24,405              23,844
LIFO reserve, net                                            -                   -
                                                --------------      --------------
                                                       $45,086             $41,801
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

4. Long-Term Debt

Long-term debt consisted of the following:

                                                   October 2,          January 2,
                                                      1999               1999
                                                -------------       -------------
Credit Facility:
    Revolver                                         $ 56,500            $  5,000
    Term Loan                                          32,000              34,250
Senior Subordinated Notes                              75,000              75,000
Industrial development revenue bonds                    6,700               7,100
Equipment notes payable                                 2,050               2,875
Capital lease obligations                               7,249               8,235
                                                -------------       -------------
                                                      179,499             132,460
Less:  current portion                                 38,798               5,810
                                                -------------       -------------
                                                     $140,701            $126,650
                                                =============       =============

In conjunction with the acquisition of Stuart Hall on August 20, 1998, the Company repaid the outstanding obligations on a Credit Agreement with Bank of America and entered into a new $135 million Credit Facility ("Credit Facility") with Bank of America which expires on August 20, 2001. The Credit Facility includes a $100 million revolver and a $35 million term loan. The $100 million revolver portion of the Credit Facility provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable and inventory. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus a sliding scale of 0.75% to 1.50% or at the Company's option, the Eurodollar rate plus a sliding scale of 1.75% to 2.625%. The Company is required to pay a commitment fee of 0.6% on the unused portion of the $100 million revolver. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios relating to cash flow, annually reduce the principal balance of the revolver to $25 million for thirty consecutive days during the period between September 30 and January 15 of each fiscal year and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the company are pledged as collateral for balances owing under the Credit Facility.

The Company was not in compliance with the fixed charge coverage ratio covenant for the fiscal quarter ended October 2, 1999. The Company has obtained an amendment and waiver to the Credit Facility waiving the Company's compliance with the fixed charge coverage ratio covenant for the fiscal quarter ended October 2, 1999.

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

                                             School, Home             Vinyl
                                              And Office            Packaging
                                               Products             Products             Total
                                          -------------------   ----------------    ---------------
 Nine months ended October 2, 1999
Net sales (external customers)                    $  136,339           $  6,273         $  142,612
Operating earnings (loss)                             17,489               (355)            17,134
Interest expense, net                                 12,512                 --             12,512
Identifiable assets                                  202,802              3,528            206,330
Depreciation and amortization                          4,424                181              4,605
Capital expenditures                                   2,007                153              2,160



5. Segment Information(Continued)            School, Home            Vinyl
                                              And Office           Packaging
                                               Products             Products             Total
                                          -------------------   ----------------    ---------------
Nine months ended October 3, 1998
Net sales (external customers)                      $ 91,711             $7,028           $ 98,739
Operating earnings (loss)                              8,734                 47              8,781
Interest expense, net                                  7,161                 --              7,161
Identifiable assets                                  197,204              4,141            201,345
Depreciation and amortization                          1,933                134              2,067
Capital expenditures                                   1,932                343              2,275


For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and amortization of goodwill. Inter-segment sales are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended October 2, 1999 increased by $12.4 million or 28.7% to $55.7 million from $43.3 million for the quarter ended October 3, 1998. Net sales for the nine months ended October 2, 1999 increased by $43.9 million or 44.4% to $142.6 million from $98.7 million for the nine months ended October 3, 1998. The increase in sales is primarily due to the acquisition of Stuart Hall on August 20, 1998, and is partially offset by an approximate 10% decrease in selling prices resulting from a decrease in the cost of paper. For the School, Home and Office Products segment, which includes the Stuart Hall operations, differentiated higher margin product sales increased by $37.2 million and core lower margin product sales increased by $7.5 million for the nine months ended October 2, 1999 as compared to the nine months ended October 3, 1998. The Vinyl Packaging Products segment had sales declines of $0.8 million for both the quarter and nine month periods ended October 2, 1999 as compared to prior periods.

Gross profit for the quarter ended October 2, 1999 increased $1.6 million or 15.2% to $12.1 million from $10.5 million for the quarter ended October 3, 1998. Gross profit for the nine months ended October 2, 1999 increased $16.2 million or 65.5% to $41.2 million from $24.9 million for the nine months ended October 3, 1998. The gross profit as a percentage of net trade sales for the quarter ended October 2, 1999 was 21.7% compared to 24.3% for quarter ended October 3, 1998. The decrease in the gross profit percentage for the quarter is principally attributable to mark-down allowances given to customers in order to promote sell through of certain back to school seasonal products. The gross profit as a percentage of net trade sales for the nine months ended October 2, 1999 was 28.9% compared to 25.2% for the nine months ended October 3, 1998. The increase in gross profit margin is primarily due to a more favorable product mix in the School, Home and Office segment as a result of the acquisition of Stuart Hall. For the nine months ended October 2, 1999, differentiated higher margin product sales represented approximately 51% of the School, Home and Office segment sales as compared to approximately 36% for the nine months ended October 2, 1998. The Vinyl Packaging Products segment experienced decreases in gross profit of $174 and $338 for the quarter and nine months ended October 2, 1999, respectively.

SG&A expenses for the quarter ended October 2, 1999 increased $1.7 million to $8.7 million or 15.7% of net sales from $7.0 million or 16.1% of net sales for the quarter ended October 3, 1998. SG&A expenses for the nine months ended October 2, 1999 increased $6.7 million to $22.7 million or 15.9% of net sales from $16.0 million or 16.2% of net sales for the nine months ended October 3, 1998. This increase is principally due to increases in salary and fringe expenses associated with the acquisition of Stuart Hall.

Amortization of goodwill for the quarter ended October 2, 1999 increased by $0.3 million from the quarter ended October 3, 1998. Amortization of goodwill for the nine months ended October 2, 1999 increased by $1.3 million from the nine months ended October 3, 1998. The increase is due to the amortization of goodwill associated with the acquisition of Stuart Hall, which occurred on August 20, 1998.

Interest Expense for the quarter ended October 2, 1999 increased by $1.3 million to $4.2 million from $2.9 million for the quarter ended October 3, 1998. Interest Expense for the nine months ended October 2, 1999 increased by $5.3 million to $12.5 million from $7.2 million for the nine months ended October 3, 1998. The increase is primarily due to the debt incurred in conjunction with the acquisition of Stuart Hall on August 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended October 2, 1999 is $42.9 million as compared to net cash provided by operating activities of $29.7 million for the nine months ended October 3, 1998. The increase in cash used was due to increases in accounts receivable and a final working capital purchase price adjustment of $19.9 million paid to Newell Co. during April, 1999 for the purchase of Stuart Hall.

Net cash used in investing activities for the nine months ended October 2, 1999 is $4.1 million as compared to net cash used in investing activities of $131.2 million for the nine months ended October 3, 1998. The cash used for the nine months ended October 3, 1998 included the purchase price for the acquisition of Stuart Hall.

Net cash provided by financing activities for the nine months ended October 2, 1999 is $47.0 million compared to net cash provided by financing activities of $87.7 million for the nine months ended October 3, 1998. The decrease in cash provided is due to a term loan and equity contribution in 1998 in conjunction with the acquisition of Stuart Hall.

The Company was not in compliance with the fixed charge coverage ratio covenant for the fiscal quarter ended October 2, 1999. The Company has obtained an amendment and waiver to the Credit Facility waiving the Company's compliance with the fixed charge coverage ratio covenant for the fiscal quarter ended October 2, 1999.

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

The Company has recently purchased and installed a new certified Year 2000 compliant software package to upgrade it's existing IT systems. The purchase of the new software was purely for the purpose of enhancing the Company's existing IT systems; however, a side benefit of the software is its year 2000 compliance. The cost associated with the acquisition of the new IT system are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The cost of the year 2000 compliance project related to IT systems is expected to be $0.2 million of which $0.2 million has been expended.

The year 2000 compliance issue related to non-IT systems imbedded in equipment is currently being evaluated by a company wide committee representing all functional areas. The cost to remedy this issue is not expected to be material, and is expected to be complete by November 30, 1999.

The Company has requested documentation from all significant customers, suppliers, and service providers that their organizations have addressed the year 2000 compliance issues and that their companies are ready. The cost to ensure all significant customers, suppliers, and service providers are compliant is not expected to be material, and will be complete by November 30, 1999.

The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by November 30, 1999.
The Year 2000 readiness of 3rd parties with which the Company has a material relationship and their products and services are being assessed.

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

Based on the Company's overall commodity price and interest rate exposure at October 2, 1999, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

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

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        a.)  Exhibits

             Financial Data Schedule (filed only electronically with the SEC)

        b.)  Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter of 1999.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended October 2, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Pen-Tab Industries, Inc.
                                                (Registrant)

Date                                            By: /s/ William Leary
- ----                                            ---------------------
November 17, 1999                                       William Leary
                                                Vice President, Chief Financial
                                                and Administrative Officer
                                                (principal financial officer and
                                                accounting officer)