Form 10-K405
period 2000-01-01
PEN TAB INDUSTRIES INC
filed 2000-04-18
CIK 1033955

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this from 10-K. (X)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2000, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                           Pen-Tab Industries, Inc.
                                    Form 10-K
                    For the Fiscal Year Ended January 1, 2000

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

                                      Index

Part I.

     Item 1.  Business                                                         1
     Item 2.  Properties                                                       7
     Item 3.  Legal Proceedings                                                7
     Item 4.  Submission of Matters to a Vote of Security Holders              8

Part II.

     Item 5.  Market for Registrant's Common Stock and Related Stockholder
                 Matter                                                        8
     Item 6.  Selected Financial Data                                          8
     Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    11

     Item 7a. Quantitative and Qualitative Disclosures About Market Risk      18
     Item 8.  Financial Statements and Supplementary Data                     18

     Item 9.  Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures                                    18

Part III.

     Item 10. Directors and Executive Officers of the Registrant              18
     Item 11. Executive Compensation                                          20
     Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                                   21
     Item 13. Certain Relationships and Related Transactions                  21

Part IV.

     Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                  21

Signature                                                                     24

                                     Part I

Item 1.    Business

General

     Pen-Tab Industries, Inc. (together with its majority-owned subsidiaries, the "Company") was incorporated in 1997 in the state of Delaware, the successor corporation to a Virginia corporation of the same name. The Company is a wholly-owned subsidiary of Pen-Tab Holdings, Inc. ("Holdings") a Virginia corporation.

     The Company is a leading U.S. manufacturer and marketer of school, home and office supply products. The Company's core products include binders, pads, filler paper, spiral and coilless notebooks, planners, envelopes, school supplies and arts and crafts products. In 1992, the Company recognized a previously unfulfilled demand for higher quality, upscale school and office-related products. The Company pioneered a line of these differentiated higher price point, branded products to serve the school and office product markets. The Company has developed strong consumer recognition for its proprietary office styles and its upscale school styles under the Pen-Tab(R), Pen-Tab Pro(R) and Expert(R) brand names. These differentiated products provide both the Company and the retailer with higher margins. The Company's August 1998 acquisition of Stuart Hall Company, Inc. ("Stuart Hall") expanded the Company's product line into the market of licensed products. The acquisition broadened the Company's product offerings by adding licensed products to Pen-Tab's proprietary styles and brands. Stuart Hall's license portfolio includes Dragonball Z(R), Seventeen(R), Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R),
MTV: Music Television(TM) and Disney's Winnie the Pooh. For fiscal 1999, core products represented an estimated 50.0% of revenue and differentiated products represented an estimated 50.0% of revenue. For fiscal 1999, school-related products represented an estimated 63.9% of revenue and office-related products represented an estimated 36.1% of revenue.

     The Company's move into differentiated products and the acquisition of Stuart Hall are the primary reasons for the increase in sales and profitability. From 1995 to 1999, the Company's sales have grown from $84.3 million to $155.4 million and EBITDA (as defined herein) has grown from $10.5 million to $23.9 million. During the same period, the Company's EBITDA margin increased from 12.5% to 15.4%. The Company's strategy is to grow through continued internal design of new, differentiated product lines and strategic acquisitions.

     The Company has a long-standing customer base featuring mass merchandisers, national discount stores, wholesale clubs, and office supply superstores in the United States and Canada. The Company is headquartered in a state-of-the-art 282,000 sq. ft. facility in Front Royal, Virginia. The Company also maintains manufacturing facilities in Los Angeles and Kansas City. The Company has invested heavily in state-of-the-art automated production equipment to provide a low cost manufacturing environment.

Recent Developments

     Management change. On June 29, 1999, the Company appointed Marc English as Chief Executive Officer. Mr. English was previously President and Chief Executive Officer of CSS Industries' Cleo unit, a consumer products company primarily engaged in the manufacturing and sale to mass-market retailers of seasonal gift-wrap products. In addition, Mr. English has held marketing and sales management positions with other companies, including CPS Corp., also in the gift-wrap industry. Mr. English replaced Mr. Hodes who resigned from the position as Chief Executive Officer of the Company.

     Company Initiatives/Reorganization. Under the leadership of Marc English, the Company performed a review of all operations with the goals of increasing market share, streamlining operations, reducing debt and increasing profitability.

     On December 30, 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The rationalization is expected to result in an approximate 20% reduction in manufacturing space. The fourth quarter reorganization charge of $6.1 million represents the Company's rationalization plan and includes employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The major undertakings of the rationalization plan are expected to be completed in 2000. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $3 million.

     On March 31, 2000, the Company decided to divest its vinyl packaging business segment, which operates as Vinylweld L.L.C. The divestiture is anticipated to occur by the end of the first quarter of 2001.

     Covenant Violations/Amendments to Credit Facility/Note Holder Consent. As a result of insufficient third quarter 1999 earnings, the Company was in default of a covenant based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended October 2, 1999. On November 16, 1999, the Company amended its credit facility to waive the fixed charge coverage ratio covenant default. This amendment also provided that the interest rate increase by 0.625%.

     As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio covenant and the minimum net worth covenant, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and Enterprise Resource Planning ("ERP") system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter,
(vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid a fee of $0.5 million in conjunction with the Credit Facility amendment and will amortize such fee over the remaining life of the Credit Facility (March 2000 through August 2001).

     Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company will be deemed to have made the cash interest payment and simultaneously issued new notes to existing noteholders in exchange for such cash payment.

     Subsequent to January 1, 2000, a major stockholder of Pen-Tab Holdings, Inc. ("Holdings") purchased approximately $60 million of the $75 million 10.875% Senior Subordinated Notes in the secondary market.

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

     Licensed Products. Through the acquisition of Stuart Hall, Pen-Tab has rounded out its differentiated product offering with a portfolio of licensed products. This portfolio includes licenses with Dragonball Z(R), Seventeen(R), Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R), MTV: Music Television(TM), X Games(TM), and Disney's Winnie the Pooh.

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

     Leading edge information systems. The Company has recently invested in a new state-of-the-art Enterprise Resource Planning ("ERP") software system to manage the manufacturing, accounting, distribution, inventory, sales and billing systems. The system integrates all of the Company's locations to provide timely information to management. The Company uses electronic data interchange programs with most of its large customers.

Growth Strategy

     Focus on rapidly growing customers. The Company serves many of the largest and best-positioned customers in the school, home and office products industry including mass merchandisers warehouse clubs, national office products superstores, national contract stationers and grocery and drug store chains. Anticipating further consolidation in the school, home and office products industry, the Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers driving consolidation in the school, home and office products retail industry.

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

     Focus on partnering relationships. The Company will continue to utilize and expand the integrated efforts of the creative, sales and marketing personnel to develop and foster partnering relationships with major customers. Partnering should allow the Company to continue designing products in concert with its major customers while expanding production of upscale products that meet a mutual vision.

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

Products and Services

     The Company designs, manufactures and markets school, home and office-related products. The Company's core products include binders, pads, filler paper, wirebound notebooks, and envelopes. The Company manufactures over 1,000 variations of these core products, based on differences in color, size, count, packaging and other features.

     Several years ago, management recognized a market need for well-designed, high-quality, functionally superior school and office products. To serve this need, the Company pioneered a new line of branded differentiated products with value-added features. The Company's high-quality, fashion-forward school-related designs and high quality, functionally superior, office-related products have been very successful with major mass merchandisers and consumers. Approximately
50.0 percent of the Company's 1999 sales are derived from differentiated products, which have been developed over the last six years.

     School-related products (63.9% of 1999 net sales). The Company produces tablets, spiral and coilless notebooks, filler paper and binders for the school market. The Company's high-technology production equipment is designed to produce these products in mass quantity in virtually any configuration according to the customer needs. The Company also designs, assembles and markets nylon binders, planners, knapsacks and other school products. Products are packaged in a variety of quantities, rulings, sizes and papers.

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

     Through the acquisition of Stuart Hall, the Company is now a leading manufacturer and marketer of licensed school products. Stuart Hall's licensed portfolio includes Dragonball Z(R), Seventeen(R), Looney Tunes, Coca-Cola(R) brand, Nickelodeon(TM), Rugrats(R), MTV: Music Television(TM), X Games(TM) and Disney's Winnie the Pooh. These licenses are proprietary to the Company in its category and allow for higher margins than non-licensed products. The Company's many licenses appeal to segmented markets of school age children.

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

     Management believes the growth opportunities for differentiated, creatively designed school products remain largely untapped. The Company has numerous exciting new products for the coming year, and management expects continued growth from these items.

     Office-related products (36.1% of 1999 net sales). The Company produces a variety of similar products for the office, including pads and envelopes. Sales of office products are not seasonal. New, differentiated products for the office market have included double wire spiral pads with hard covers, organizers and other high-quality, functionally superior products sold under the Executive(R), Expert(R) and Platinum(R) brands.

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

Sales, Distribution and Marketing

     The Company markets its broad range of products to a wide variety of customers through virtually every channel of distribution for school, home and office products including the largest mass merchandisers, warehouse clubs, office product superstores, major contract stationers and grocery and drug store chains. The Company's aggregate net sales to two customers accounted for approximately 22.8% and 12.0%, respectively of the Company's net sales for fiscal 1999.

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

     Management starts its product plan by segmenting its customer base (e.g. for the teen market, consumers with a focus on a sports, fashion, rugged or 'techie' image). Product designs are then evaluated through research, focus groups and sample testing. Through over 60 years of customer presence, Pen-Tab(R) and Stuart Hall have developed strong brand identity for quality products. Its Pen-Tab Pro(R), Tough Tracks(R), Attitude(R), Executive(R), Expert(R) and Pen-Tab Paper Store(R) lines are also building customer loyalty in segmented markets. The Company typically leads marketing efforts with its core established product lines and leverages this stable business to increase sales of its value-added differentiated products.

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

     The school, home and office products industry is fragmented, ranging from large national and foreign manufacturers to single-facility, regional manufacturers. A few manufacturers, including the Company, have developed strong brand name recognition for a number of product lines. Other national companies include Mead and American Pad & Paper Company. In addition, the Company still competes with a large number of smaller, regional companies, which have more limited product lines.

Intellectual Property

     The Company seeks trademark protection for all of its product line trade names. The Company presently holds several trademarks covering designs, symbols and trade names used in connection with its products, including Pen-Tab(R), Pen-Tab Pro(R), Attitude(R), Executive(R), Expert(R) and Pen-Tab Paper Store(R).

Licensed Products

     The Company is a party to numerous license agreements. These license agreements permit the Company to use various licensed properties on its products. The license agreements generally have terms of one to three years, have minimum royalty requirements and a fixed percentage of the selling price as a royalty due the licensor.

Employees

     The Company had approximately 760 employees as of January 1, 2000. Approximately 500 employees are represented by collective bargaining agreements at the Missouri, Illinois and California facilities. In Missouri the employees are represented by the United Paperworkers International Union AFL-C10, CLC Local 765, whose contract expires August 8, 2000. In California, the employees are represented by the Graphic Communications Union Local No. 388-M AFL-CIO, whose contract expires November 30, 2001. In Illinois, the employees are represented by the Warehouse, Mail Order, Office and Professional Employees Local 743 Affiliated International Brotherhood, Teamsters AFL-CIO, whose contract expires December 19, 2001. The Company enjoys an amicable relationship with unionized labor. The following table provides information on the Company's employees by operating function:

                        Employees Categorized by Function
                        ---------------------------------

           Manufacturing                                             675
           Sales, Marketing and Creative                              30
           Administrative                                             40
           Executive                                                  15
                                                                 --------
           Total                                                     760
                                                                 ========


As of January 1, 2000, the Company's manufacturing employees numbered 180 in the Virginia facility, 150 in the California facility, 165 in the Chicago facility and 180 in the Kansas City Facility.

Item 2.  Properties

The following table summarizes the Company's facilities by location.

                                         Company Facilities
-----------------------------------------------------------------------------------------------------
                            Approximate      Owned/                                        Lease
Location                    Square Feet      Leased    Product Categories                Expiration
--------                    -----------      ------    ------------------                ----------
Front Royal, VA               282,000        Owned     School, Office & Home                N/A
Kansas City, MO               491,000        Leased    School, Office & Home                2005
City of Industry, CA          250,000        Leased    School, Office & Home                2002
Chicago, IL                   210,000        Leased    Vinyl Packaging                      2004

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

None

Item 6.   Selected Financial Data (Dollars in Thousands)

     The financial statements of Pen-Tab Industries, Inc. for fiscal year 1995 represents the combined historical financial statements of Pen-Tab Industries, Inc., a New York corporation, and its affiliated company Pen-Tab Industries of California, Inc., a Delaware corporation, which were controlled under common ownership. Intercompany accounts and transactions have been eliminated in combination. Effective July 1, 1996, the two companies were merged into a new Virginia corporation, called Pen-Tab Industries, Inc., with no change in ownership, and accordingly, the historical book values of the companies' assets and liabilities were carried forward to the new company. In connection with the merger, Pen-Tab Industries, Inc. recorded a charge to retained earnings of $295 relating to the cancellation of treasury stock previously held by the two companies, and eliminated the treasury stock and related additional capital balances.

     On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc., a Delaware corporation. On February 4, 1997, the Company issued $75 million 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 14 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transaction, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

     The Financial statements of Pen - Tab Industries, Inc. for fiscal year 1998 reflect the acquisition of Stuart Hall Company, Inc. and the results of their operations from the acquisition on August 20, 1998, through the fiscal year end of January 2, 1999.

     Set forth below are selected historical financial data and other financial data of the Company as of the dates and for the periods presented. The selected historical financial data as of January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995, and for the fiscal years then ended were derived from the Audited Financial Statements of the Company.

     The information contained in this table and accompanying notes should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations," the Audited Consolidated Financial Statements and the accompanying notes and schedules thereto appearing elsewhere.

                                                                           Fiscal Year
                                             -------------------------------------------------------------------
                                                   1999          1998          1997        1996          1995
                                             -------------------------------------------------------------------
Statement of Operations Data

Net sales                                        $ 155,403     $114,791      $88,014     $ 96,402      $ 84,280
Cost of goods sold                                 110,631       83,228       65,071       67,313        64,664
Gross profit                                        44,772       31,563       22,943       29,089        19,616
Selling, general and administrative expenses        26,681       20,469       15,234       15,108        11,388
Amortization of goodwill                             1,892          578            -            -             -
Relocation and reorganization expenses (a)           6,112            -          804            -         1,906
Interest expense, net                               17,427       11,425        8,192        2,346         2,883
Other income, net                                      (21)         (28)           -           (4)          (55)
Income (loss) from continuing operations
  before income taxes                               (7,319)        (881)      (1,287)      11,639         3,494
Income tax (benefit) provision (b), (e)             (1,492)        (290)       1,774         (168)         (263)
Income (loss) from continuing operations            (5,827)        (591)      (3,061)      11,807         3,757
Income (loss) from discontinued operations,
  net of taxes                                        (750)         (90)         216        1,602         1,151
Net income (loss)                                 $ (6,577)    $   (681)    $ (2,845)    $ 13,409      $  4,908

Other Financial Data

Net cash provided by (used in)operating
  activities                                      $ (7,115)      24,880     $   (768)    $ 13,356      $ 10,926
Net cash (used in) investing activities             (2,854)    (116,086)      (1,562)        (890)       (8,521)
Net cash provided by (used in) financing
  activities                                        10,124       77,550       15,895      (13,191)       (2,291)
Adjusted EBITDA from continuing operations (c)      23,921       14,529       10,065       16,119        10,543
Adjusted EBITDA margin from continuing
  operations (c)                                      15.4%        12.7%        11.4%        16.7%         12.5%
Depreciation and amortization                        8,862        4,892        2,968        2,364         2,760
Capital expenditures                              $  2,854     $  2,854     $  1,562     $    890      $  9,322
Ratio of earnings to fixed charges (d)                  --(d)        --(d)        --(d)      5.8x          2.4x


                                                                               At
                                               ------------------------------------------------------------------
                                                  Jan. 1        Jan. 2        Jan. 3      Dec. 28      Dec. 30
                                                   2000          1999          1998         1996         1995
                                               ------------------------------------------------------------------
Balance Sheet Data
Total assets                                      $193,722     $181,943     $ 63,792     $43,504       $43,805
Long-term debt (including current portion)         163,169      132,460       82,754      24,210        28,000
Stockholder's equity (deficit)                    $  3,850     $ 10,517     $(28,005)    $15,052       $11,044


-----
(a) During fiscal 1995, the Company relocated its headquarters and its east coast manufacturing facilities from Glendale, New York to Front Royal, Virginia. The non-recurring charges of $1.9 million associated therewith are reported as relocation expense in the statement of operations. During fiscal 1997, the

Company reorganized its sales and marketing functions. The non-recurring charges of $0.8 million for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statement of operations. During 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes and warehouse consolidation. The non-recurring charges of $6.1 million associated therewith are reported as reorganization expenses in the statement of operations.

(b) For fiscal years 1995 and until the period ended February 3, 1997, the Company elected to be treated as an "S" corporation for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the Company's shareholders based on their respective ownership interests. Accordingly, no provision for income taxes was required for such periods, except for state income taxes.

(c) Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and certain non-recurring expenses (see (a) above). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, Adjusted EBITDA should not be considered in isolation as a substitute for net income
(loss) or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of Adjusted EBITDA may not be comparable to similar measures reported by other companies. Adjusted EBITDA amounts for 1999 have been adjusted for reorganization expenses of $6.1 million related to the rationalizing of the Company's manufacturing operations. Adjusted EBITDA amounts for fiscal 1997 has been adjusted for reorganization expenses of $0.8 million, related to the recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees and fiscal 1995 has been adjusted for non-depreciation relocation expenses of $1.7 million, related to the relocation of the Company's headquarters and east coast manufacturing facilities from New York to Virginia. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to net sales for the period. Funds depicted by Adjusted EBITDA are not available for management's discretionary use due to functional requirements to conserve funds primarily for capital replacement and expansion, and debt service requirements.

(d) For purposes of the ratio of earnings to fixed charges, (i) earnings are calculated as the Company's earnings before income taxes and fixed charges and
(ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and one-third of operating lease expense. Earnings before fixed charges for the years ended January 1, 2000, January 2, 1999 and January 3,1998 were insufficient to cover fixed charges by $8.3 million, $1.0 million and $0.9 million, respectively.

                                                               Fiscal Year
                                     ----------------------------------------------------------------------
                                         1999          1998          1997           1996         1995
                                     ------------------------------------------ --------------------------

  Income (loss) before income taxes    $(8,261)       $ (1,016)        $(900)       $13,218     $ 4,565
  Add back Fixed Charges;
      Interest Expense                  17,382          11,413         8,194          2,346       2,883
      Operating Lease Expense              572             531           400            400         375
                                     ------------------------------------------ --------------------------
  Earnings before Fixed Charges          9,693          10,928         7,694         15,964       7,823
  Fixed Charges                         17,954          11,944         8,594          2,746       3,258
  Ratio of Earnings to Fixed Charges         -               -             -           5.8x        2.4x

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

     Stuart Hall Acquisition. On August 20, 1998 Pen-Tab acquired all of the capital stock of Stuart Hall Company, Inc., a wholly-owned subsidiary of Newell Co. The net purchase price was approximately $133.8 million after post-closing adjustments and expenses, of which $39.2 was generated by an equity contribution from Pen-Tab Holdings, Inc., Pen-Tab's parent company and the remainder was financed with drawings on a bank Credit Facility (as hereinafter defined). Stuart Hall's results of operations since the acquisition date are included in the Company's results of operations. The acquisition was accounted for as a purchase.

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

     Paper prices. Paper represents the largest component of the Company's cost of goods sold. Certain commodity grades of paper have shown considerable price volatility during recent years. The Company's pricing policies generally enable it to set product prices consistently with the Company's cost of paper at the time of shipment. The Company believes that it is able to price its products so as to minimize the impact of price volatility on dollar margins. As a result of new product introductions, a substantial portion of which have little or no paper content, the Company offers a broader and more diverse product mix which is less susceptible to paper price fluctuations.

Recent Developments

     Management change. On June 29, 1999, the Company appointed Marc English as Chief Executive Officer. Mr. English was previously President and Chief Executive Officer of CSS Industries' Cleo unit, a consumer products company primarily engaged in the manufacturing and sale to mass-market retailers of seasonal gift-wrap products. In addition, he has held marketing and sales management positions with other companies, including CPS Corp., also in the gift-wrap industry. Mr. English replaced Mr. Hodes who resigned from the position as Chief Executive Officer of the Company.

     Company Initiatives/Reorganization. Under the leadership of Marc English, the Company performed a review of all operations with the goals of increasing market share, streamlining operations, reducing debt and increasing profitability.

     On December 30, 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The rationalization is expected to result in an approximate 20% reduction in manufacturing space. The fourth quarter reorganization charge of $6.1 million represents the Company's rationalization plan and includes employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The major undertakings of the rationalization plan are expected to be completed in 2000. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $3 million.

     In March 2000, the company decided to divest its vinyl packaging business segment, which operates as Vinylweld L.L.C. The divestiture is anticipated to occur by the end of the first quarter of 2001.

     Covenant Violations/Amendments to Credit Facility/Note Holder Consent. As a result of insufficient third quarter 1999 earnings, the Company was in default of a covenant based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended October 2, 1999. On November 16, 1999, the Company amended its credit facility to waive the fixed charge coverage ratio covenant default. This amendment also provided that the interest rate increase by 0.625%.

     As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio covenant and the minimum net worth covenant, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and ERP system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter, (vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid a fee of $0.5 million in conjunction with the Credit Facility amendment and will amortize such fee over the remaining life of the Credit Facility.

     Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company will be deemed to have made the cash interest payment and simultaneously issued new notes to existing noteholders in exchange for such cash payments.

Results of Operations

The following table sets forth the fiscal years 1997 through 1999, certain income and expense items of the Company as a percentage of net sales.

                                                         Fiscal Year
                                               --------------------------------
                                                 1999        1998         1997
                                               ------       ------       ------
Net sales                                      100.0%       100.0%       100.0%
Cost of goods sold                              71.2%        72.5%        73.9%
                                               ------       ------       ------
Gross profit                                    28.8%        27.5%        26.1%
Selling, general, and administrative
    expenses                                    17.2%        17.8%        17.3%
Amortization of goodwill                         1.2%         0.5%           -
Reorganization expenses                          3.9%           -          0.9%
                                               ------       ------       ------
Income from continuing operations                6.5%         9.2%         7.9%
                                               ======       ======       ======


Fiscal 1999 Compared to Fiscal 1998

     Net sales for the year ended January 1, 2000 increased by $40.6 million, or 35.4%, to $155.4 million from $114.8 million for the year ended January 2, 1999. The increase in sales is primarily attributable to the purchase of Stuart Hall on August 20, 1998. The increase in sales related to the Stuart Hall acquisition is partially offset and impacted by (i) an approximate 10% decrease in selling prices in 1999 from 1998 resulting from a decrease in the cost of paper, (ii) loss of sales volume to foreign competition, and (iii) an increase in sales deductions and allowances related to ERP implementation and merger integration difficulties. For the Pen-Tab segment, which includes Stuart Hall, differentiated product and core product sales increased by $20.3 million and $20.3 million, respectively, for the year ended January 1, 2000 as compared to the year ended January 2, 1999.

     Gross profit for the year ended January 1, 2000 increased by $13.2 million or 41.8% to $44.8 million from $31.6 million for the year ended January 2, 1999. The gross profit percentage for year ended January 1, 2000 was 28.8% compared to 27.5% for the year ended January 2, 1999. The 1.3% increase in the gross profit percentage is principally related to (i) a LIFO adjustment increasing gross profit for the year ended January 1,2000 by $1.5 million due to significant decrease in the cost of paper versus a LIFO adjustment increasing gross profit for the year ended January 2, 1999 by $0.7 million, (ii) the increase in differentiated higher margin product sales in the Pen-Tab segment as a result of the acquisition of Stuart Hall, and (iii) the difficulties encountered in integrating Stuart Hall operations into Pen-Tab. Differentiated products represent approximately 50.0% of net sales in 1999 versus approximately 37.4% in 1998. The increase in gross profit was partially offset by margin erosion on certain maturing differentiated product lines, lower selling prices due to the reduction in the cost of paper in 1999, and foreign competition causing lower selling prices and margins on certain product lines.

     SG&A expenses for the year ended January 1, 2000 increased $6.2 million or 30.2% to $26.7 million from $20.5 million for the year ended January 2, 1999. As a percentage of net sales, SG&A expenses decreased to 17.2% for the year ended January 1, 2000 from 17.8% for the year ended January 2, 1999. This increase is primarily the result of (i) a full year of Stuart Hall activity in 1999 versus four months in 1998 and (ii) increased distribution and commission expenses on the $40.6 million increase in net sales.

     Reorganization expense for the year ended January 1, 2000 is $6.1 million. The reorganization charges represent a plant consolidation plan that includes employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations.

     Discontinued Operations includes the operations of the Company's vinyl packaging segment. In March 2000, the Company decided to divest this business. The divestiture is anticipated to occur by the end of the first quarter of 2001. Net sales for the vinyl packaging segment for the year ended January 1, 2000 decreased by $1.1 million or 11.8% to $8.2 million from $9.3 million for the year ended January 2, 1999. Loss from discontinued operations, net of income tax benefits, for the year ended January 1, 2000 was $0.8 million compared to a loss of $0.1 million for the year ended January 2, 1999.

     Interest expense, net for the year ended January 1, 2000 increased $6.0 million to $17.4 million from $11.4 million for the year ended January 2, 1999. The increase is principally due to the interest on the debt incurred to acquire Stuart Hall on August 20, 1998, coupled with interest rate increases.

Fiscal 1998 Compared to Fiscal 1997

     Net sales for the year ended January 2, 1999 increased by $26.8 million, or 30.5%, to $114.8 million from $88.0 million for the year ended January 3, 1998. The Company's acquisition of Stuart Hall on August 20, 1998 contributed $11.8 million or 13.4% of the increase. For the Pen-Tab segment, which includes Stuart Hall, differentiated product and core product sales increased by $10.8 million and $16.0 million, respectively, for the year ended January 2, 1999 as compared to the year ended January 3, 1998.

     Gross profit for the year ended January 2, 1999 increased by $8.7 million or 38.0% to $31.6 million from $22.9 million for the year ended January 3, 1998. The gross profit percentage for year ended January 2, 1999 was 27.5% compared to 26.1% for the year ended January 3, 1998. The 1.4% increase in the gross profit percentage is principally related to (i) the growth in high margin differentiated product sales which increased to 37.4% of net sales for the year ended January 2, 1999 from 36.7% for the year ended January 3, 1998, and (ii) sales volume increase in 1998 caused an increase in gross margin due to the increased utilization of fixed factory overhead.

     SG&A expenses for the year ended January 2, 1999 increased $5.3 million or 34.9% to $20.5 million from $15.2 million for the year ended January 3, 1998. As a percentage of net sales, SG&A expenses increased to 17.8% for the year ended January 2, 1999 from 17.3% for the year ended January 3, 1998. This increase is principally the result of (i) shipping expenses (primarily freight out) increased to 8.9% of net sales for the year ended January 2, 1999 from 7.5% of net sales for the year ended January 3, 1998. The increase was the result of an increase in direct-to-store customers. Partially offset by (ii) a reduction in 1998 of television and print advertising of $1.2 million or 0.9%.

     Discontinued operations includes the operations of the Company's vinyl packaging segment. Net sales for the vinyl packaging segment for the year ended January 2, 1999 increased by $0.7 million or 8.1% to $9.3 million from $8.6 million for the year ended January 3, 1998. Loss from discontinued operations, net of income tax benefits, for the year ended January 2, 1999 was $0.1 million compared to an income of $0.2 million for the year ended January 3, 1998.

     Interest expense, net for the year ended January 2, 1999 increased $3.2 million to $11.4 million from $8.2 million for the year ended January 3, 1998. The increase is principally due to the interest on the debt incurred to acquire Stuart Hall on August 20, 1998.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended January 1, 2000 was $7.1 million as compared to net cash provided by operating activities of $24.9 million for the year ended January 2, 1999. The decrease was primarily attributable to the timing of the purchase of Stuart Hall as the acquisition occurred at the seasonal peak in accounts receivable. Hence the 1998 cash provided by operating activities was benefited by acquired accounts receivable collections. In addition, merger integration and ERP system implementation issues led to higher than normal accounts receivable at January 1, 2000.

     Net cash used in investing activities for the year ended January 1, 2000 was $2.9 million as compared to $116.1 million for the year ended January 2, 1999. Substantially all of the cash used in investing activities in 1998 was used to purchase Stuart Hall.

     Net cash provided by financing activities for the year ended January 1, 2000 was $10.1 million as compared to $77.6 million for the year ended January 2, 1999. The activity in both years was mainly due to the Stuart Hall acquisition. During 1999 the Company paid a post closing working capital purchase price adjustment of approximately $19.9 million which was funded by proceeds from revolver borrowings.

     Net cash provided by operating activities for the year ended January 2, 1999 was $24.9 million as compared to net cash used in operating activities of $0.8 million for the year ended January 3, 1998. The increase was primarily attributable to the acquisition of Stuart Hall. The timing of which generated a $16.4 million decrease in accounts receivable.

     Net cash provided by financing activities for the year ended January 2, 1999 was $77.6 million as compared to net cash provided by financing activities of $15.9 million for the year ended January 3, 1998. The increase is attributable to a $39.2 million equity contribution from Pen-Tab Holdings and the proceeds of long-term debt used to acquire Stuart Hall.

     Capital expenditures in the fiscal years 1999, 1998, and 1997 were $2.9 million, $2.9 million, and $1.6 million, respectively. The Company expects that capital expenditure requirements will not exceed $2.0 million for 2000 as required in the Credit Facility. The Company believes capital expenditure levels are sufficient to maintain competitiveness and to provide sufficient manufacturing capacity. The Company expects to fund capital expenditures primarily from cash generated from operating activities.

     In August 1998, in conjunction with the acquisition of Stuart Hall, the Company entered into a new Credit Facility ("Credit Facility"). The information below is a summary of the material terms thereof qualified by reference to the complete text of the documents. The Credit Facility has two parts, a $100 million revolver and a $35 million term loan. Borrowings under the Credit Facility are available to acquire the capital stock of Stuart Hall Company, Inc., for working capital and general corporate purposes, including letters of credit. The $35 million term loan was fully drawn on at August 20, 1998 in conjunction with the acquisition of Stuart Hall. The Credit Facility is secured by first priority liens on substantially all of the Company's assets. The Credit Facility expires on August 20, 2001, unless extended. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1.75% or, at the Company's option, the Eurodollar rate plus 3.5%. The Company is required to pay a commitment fee of 0.65% on the unused portion of the $100 million revolver. The Credit Facility permits the Company to prepay loans and to permanently reduce credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts.

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

     The Company's average working capital borrowings under its Credit Agreement and Credit Facility, since August 20, 1998, for the fiscal years 1999, 1998, and 1997 were $52.8 million, $7.6 million, and $2.5 million, respectively. The Company's maximum working capital borrowings outstanding were $78.5 million, $35.3 million, and $10.9 million, respectively for the same fiscal years.

     As a result of insufficient third quarter 1999 earnings, the Company was in default of a covenant based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended October 2, 1999. On November 16, 1999, the Company amended its credit facility to waive the fixed charge coverage ratio covenant default. This amendment also provided that the interest rate increase by 0.625%.

     As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio covenant and the minimum net worth covenant, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and ERP system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter, (vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid a fee of $0.5 million in conjunction with the Credit Facility amendment and will amortize such fee over the remaining life of the Credit Facility (March 2000 through August 2001).

     Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company will be deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment.

     Subsequent to January 1, 2000, a major stockholder of Pen-Tab Holdings, Inc. ("Holdings") purchased approximately $60 million of the $75 million 10.875% Senior Subordinated Notes in the secondary market.

     The Company is currently engaged in discussions with the note holders of the $75 million 10.875% Senior Subordinated Notes regarding a conversion of such notes to non-cash interest bearing securities or equity. Such conversion is required to take place on or before June 30, 2000 in order for the Company to meet the total debt, as defined in the Credit Facility, covenant threshold. Management believes that it will be able to accomplish such a conversion and therefore meet the Credit Facility covenant regarding total debt at June 30, 2000.

     Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including the availability of seasonal borrowings under the Credit Facility, will be adequate for the foreseeable future to make required payments on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. The majority of the debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

     During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75 million 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and the Company's effective interest rate under the swap agreement at January 1, 2000 was 10.04%. The Company can terminate the transaction on any interest reset date at the then current fair market value of the swap instrument. At January 1, 2000, the agreement could have been terminated at a loss of $0.7 million.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for the three years ended January 1, 2000.

Year 2000 compliance.

     The company did not experience any significant Year 2000 issues in its information technology systems nor non-information technology systems through January 31, 2000. No major business processes, operations or customer deliveries were disrupted as a result of the Year 2000 issue.

     The company had a contingency plan to address the greatest areas of risk of noncompliance or threats to business operations or company assets related to the Year 2000 issue.

Disclosures Regarding Accounting Standards Issued But Not Yet Adopted

     The Financial Accounting Standards Board has issued three new statements including Statement No. 135 (Recision of Statement No. 75), Statement No. 136 (Transfer of Assets Involving a Not-for-Profit Organization That Raises or Holds Contributions for Others) and Statement No. 137 (Deferral of Effective Date of Statement No. 133). Statements No. 135 and 136 have no applicability to the Company. Statement No. 137, which deferred the effective date of Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities) is not effective until fiscal year 2001 and the Company did not adopt early. Adoption of this standard will not materially impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

     The American Institute of Certified Public Accountants has issued three new statements including SOP 98-9 (Modification of SOP 97-2 on Software Revenue Recognition), SOP 99-2 (Accounting for and Reporting of Postretirement Medical Benefit (401(h)) Features of Defined Benefit Pension Plans) and SOP 99-3 (Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters). The aforementioned statements do not have a material effect on the financial position, results of operations or cash flows of the Company.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's market risk is impacted by changes in interest rates and certain commodity prices, namely paper. The Company does not currently hold or issue derivative instruments, except for the swap disclosed in Note 2, for trading or hedging purposes related to commodity price fluctuations.

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

     Based on the Company's overall commodity price and interest rate exposure at January 1, 2000, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements of Pen-Tab Industries, Inc.
Report of Ernst & Young LLP, Independent Auditors..........................  F1
Consolidated Balance Sheets................................................  F2
Consolidated Statements of Operations......................................  F4
Consolidated Statements of Stockholder's Equity............................  F5
Consolidated Statements of Cash Flows......................................  F6
Notes to Consolidated Financial Statements.................................  F7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     The Company has not filed a form 8-K reporting a change of independent auditors or any disagreement with the independent auditors.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages as of December 1999, and a brief account of the business experience of each person who is a director or executive officer of the Company.

Name                 Age           Position
----                 ---           --------
Marc English         47     Chief Executive Officer
Michael Greenberg    59     Executive Vice President
William Leary        40     Vice President, Chief Financial and
                              Administrative Officer
Deborah Hodes        47     Senior Vice President/Creative Director and Director
Alan Hodes           56     Director
Thomas McWilliams    56     Director
David Howe           35     Director
James Stevens        63     Director

     Marc English joined the Company as Chief Executive Office in July 1999.
Mr. English was previously the President and Chief Executive Officer of CSS's Cleo unit, a consumer products company primarily engaged in the manufacturer and sale to mass-market retailers of seasonal gift-wrap products. Mr. English's employment at Cleo spanned 1994 through 1999 and included holding the position of Senior Vice President of Sales and Marketing. Prior to joining Cleo, Mr. English spent 15 years at CPS Corp., also in the gift-wrap industry, in various roles, the most recent of which was Senior Vice President of Marketing and Sales. Mr. English has a Bachelors degree from the University of Wisconsin.

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

     Alan Hodes has been affiliated with Pen-Tab since 1966. Mr. Hodes and Mr. Greenberg purchased Pen-Tab in 1982. Mr. Hodes was Chief Executive Officer of Pen-Tab from 1982 to 1999. Mr. Hodes received his B.S. degree in Accounting from Brooklyn College. Mr. Hodes is married to Deborah Hodes.

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

Compensation of Executive Officers

     The following summarizes the principal components of compensation of the Company's Chief Executive Officer and each officer whose compensation exceeded $100,000 for fiscal 1999. The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

                                       Summary Compensation Table

                                                                         Annual Compensation
                                                                         --------------------
                                                                                 Salary           Bonus
Name and Principal Position                                 Fiscal Year            ($)             ($)
---------------------------                                 -----------          ------           -----
Marc English                                                    1999             330,000         161,000
    Chief Executive Officer

Michael Greenberg                                               1999             235,847            -
    Executive Vice President                                    1998             231,964            -
                                                                1997             228,800            -

William Leary                                                   1999             150,000            -
    Vice President, Chief Financial and                         1998             128,700          50,000
    Administrative Officer                                      1997             117,000          50,000

Deborah Hodes                                                   1999             118,960            -
    Senior Vice President, Creative Director                    1998             113,300          50,000
                                                                1997             103,000          50,000

Alan Hodes                                                      1999             309,239            -
    Former Chief Executive Officer                              1998             304,148            -
                                                                1997             300,000            -

Dan Gallo                                                       1999             231,000            -
    Former President                                            1998             220,000          50,000
                                                                1997             220,000         118,000

Employment Agreements

     Currently, Pen-Tab Holdings, Inc. has an employment agreement with Mr. Greenberg. The employment agreement provides for (i) payment of a base salary indexed to inflation, (ii) payment of bonuses of up to fifty percent of base salary to be awarded at the discretion of the Company's Board of Directors and
(iii) certain fringe benefits. The employment agreement provides that the executive may be terminated by the Company only with cause, and provides that the executive will not compete with Holdings or its subsidiaries during the period of employment and for the three years thereafter. The executive is entitled to receive a severance payment in the event of a resignation caused by the relocation of the office at which the executive is employed.

     Pen-Tab Industries, Inc. has an employment agreement with Mr. English. The employment agreement provides for (i) payment of a base salary, (ii) payment of an annual bonus based upon the executive's performance and the Company's operating results, and (iii) certain fringe benefits. The employment agreement provides that the executive will not compete with the Company during the period of employment and for eighteen months thereafter.

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

Item 13.  Certain Relationships and Related Transactions

     Subsequent to January 1, 2000, a major stockholder of Pen-Tab Holdings, Inc. ("Holdings") purchased approximately $60 million of the $75 million 10.875% Senior Subordinated Notes in the secondary market.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this form 10-K:

    1) Financial Statements
         Report of Ernst & Young LLP, Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholder's Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

    2) Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
                       Financial data schedule

    3) Exhibits: the exhibits listed on the accompanying exhibit index are filed as part of this form 10-K.

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

10.1 Second Amended and Restated Loan and Security Agreement dated as of February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. (formerly known as Pen-Tab Industries, Inc.) and Bank of America Illinois.**
10.2  Form of Notice of Borrowing.**
10.3  Form of Amended and Restated Revolving Note.**
10.4 Amended and Restated Trademark Agreement dated as of February 4, 1997 among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. and Bank of America Illinois.**
10.5 Pledge Agreement dated as of February 4, 1997 made by Pen-Tab Holdings, Inc. in favor of Bank of America Illinois.**
10.6 First Amendment to Second Amended and Restated Loan and Security Agreement dated as of February 4, 1997.***
10.7 Second Amendment and Waiver to Second Amended and Restated Loan and Security Agreement dated as of June 9, 1997.***
10.8 Third Amendment to Second Amended and Restated Loan and Security Agreement dated as of February 23, 1998.***
10.11 Shareholders Agreement dated as of February 4, 1997 by and among Pen-Tab Holdings, Inc., Citicorp Venture Capital, Ltd., Alan Hodes, Michael Greenberg and each other executive of Pen-Tab Holdings, Inc. or its subsidiaries who acquires Class A Common Stock from the Company.**
10.12 Registration Rights Agreement dated as of February 4, 1997 by and among Pen-Tab Industries, Inc., Citicorp Venture Capital, Ltd., Alan Hodes, Michael Greenberg.**
10.13 Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab Industries, Inc. and Alan Hodes.**
10.14 Pen-Tab Holdings, Inc. 1997 Stock Option Plan and Form of Agreement Evidencing a Grant of a Nonqualified Stock Option under 1997 Stock Option Plan.**
10.15 Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab Industries, Inc. and Michael Greenberg.**
10.16 First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of February 4, 1997 by and among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. (formerly known as Pen-Tab Industries, Inc.) and Bank of America Illinois.**
10.17 Stock Purchase Agreement between Newell Co. and Pen-Tab Holdings, Inc. dated June 24, 1998.**
10.18 Secured Credit Agreement dated as of August 20, 1998 among Pen-Tab Industries, Inc., Pen-Tab Holdings, Inc. and Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and The Other Financial Institutions Party Hereto.**
10.19 First Amendment and Waiver to the Secured Credit Agreement dated March 31, 1999.*
10.20 Second Amendment and Waiver to the Secured Credit Agreement dated November 16, 1999.*
10.21 Third Amendment and Waiver to the Secured Credit Agreement date March 13, 2000.*

10.22 Bond Holders Consent and Waiver Agreement dated March 13, 2000.*

10.23 Employment Agreement by and among Pen-Tab Holdings, Inc., Pen-Tab Industries, Inc., and Marc English.*
21.1  Subsidiaries of Pen-Tab Industries, Inc.*
25.1  Statement of Eligibility of Trustee on Form T-1.**
27.1  Financial Data Schedule.*
99    Pen-Tab Safe Harbor Statement.*
      Earnings to Fixed Charge Exhibit.***

         *Filed herewith.

        **Incorporated by reference

       ***Included in management discussion and analysis

       (b)  Reports of form 8-K

            Form 8-K filed on June 3, 1999, announcing the retirement of Alan Hodes as Chief Executive Officer and the appointment of Marc English as the new Chief Executive Officer.

                                    Signature

Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pen-Tab Industries, Inc.
                                       (Registrant)




Date:    April 15, 2000                By: /s/ William Leary
-----------------------                ---------------------
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


Marc English               /s/ Marc English          Chief Executive Officer    April 15, 2000
                           ------------------------

William Leary              /s/ William Leary         Chief Financial Officer    April 15, 2000
                           ------------------------

Deborah Hodes              /s/ Deborah Hodes         Senior Vice President      April 15, 2000
                           ------------------------  And Director

Alan Hodes                 /s/ Alan Hodes            Director                   April 15, 2000
                           ------------------------

Thomas McWilliams          /s/ Thomas McWilliams     Director                   April 15, 2000
                           ------------------------

David Howe                 /s/ David Howe            Director                   April 15, 2000
                           ------------------------

James Stevens              /s/ James Stevens         Director                   April 15, 2000
                           ------------------------

                 Schedule II - Valuation and Qualifying Accounts
                            Pen-Tab Industries, Inc.

                              Balance at
                              Beginning           Bad Debts          Charge-off        Balance at
       Description            of period            Expense           Deductions       End of period
------------------------    ---------------    ---------------    ---------------    --------------
Allowance for
doubtful accounts
for the years ended:

January 1, 2000                $  306               $  340            $  (289)            $  357

January 2, 1999                $  186               $  286            $  (166)            $  306

January 3, 1998                $   76               $  144            $   (34)            $  186


                              Balance at
                              Beginning          Allowances          Charge-off        Balance at
       Description            of period         and Credits          Deductions       End of period
------------------------    ---------------    ---------------    ---------------    --------------
Reserve for
allowances and
credits for the
years ended:

January 1, 2000                $1,429               $6,586            $(4,816)            $3,199

January 2, 1999                $  217               $3,041            $(1,829)            $1,429

January 3, 1998                $1,299               $   --            $(1,082)            $  217


                              Balance at
                              Beginning                                                Balance at
       Description            of period           Additions         Subtractions      End of period
------------------------    ---------------    ---------------    ---------------    --------------
Reserve for lower of
cost or market
inventory adjustments
for the years ended:

January 1, 2000                $2,036               $    -            $(2,036)            $    -

January 2, 1999                $    -               $2,036            $     -             $2,036

January 3, 1998                $    -               $    -            $     -             $    -


                              Balance at
                              Beginning                                                Balance at
       Description            of period           Additions         Subtractions      End of period
------------------------    ---------------    ---------------    ---------------    --------------
Reserved for excess
and obsolete
inventory for the
years ended:

January 1, 2000                $1,121               $  879            $     -             $2,000

January 2, 1999                $    -               $1,121            $     -             $1,121

January 3, 1998                $    -               $    -            $     -             $    -

                   Index to Financial Statements and Schedules

Financial Statements of Pen-Tab Industries, Inc.

Report of Ernst & Young LLP, Independent Auditors ...........................F1
Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999 .......F2
Consolidated Statements of Operations for the three years in the period ended January 1, 2000....................................................F4
Consolidated Statements of Stockholder's Equity for the three years in the period ended January 1, 2000.............................................F5
Consolidated Statements of Cash Flows for the three years in the period ended January 1, 2000....................................................F6
Notes to Consolidated Financial Statements...................................F7

The following consolidated financial statement schedule is included in item
14(d):

             Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                       F

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Pen-Tab Industries, Inc.

We have audited the accompanying consolidated balance sheets of Pen-Tab Industries, Inc. as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pen-Tab Industries, Inc. at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   /s/  Ernst & Young LLP


April 14, 2000
McLean, Virginia

                                       F1

                            Pen-Tab Industries, Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                       January 1,               January 2,
                                                                          2000                     1999
                                                                       ----------               ----------
Assets
Current assets:
    Cash and cash equivalents                                          $    175                   $     20
    Accounts receivable (less allowances for discounts,
      credits and doubtful accounts of $3,794 & $2,325)                  21,353                     15,770
    Inventories, net                                                     45,015                     40,601
    Prepaid expenses and other current assets                               810                        611
    Deferred income taxes                                                 6,871                      1,384
                                                                       --------                   --------
        Total current assets                                             74,224                     58,386
                                                                       --------                   --------

Property, plant and equipment, at cost:
    Land and buildings                                                   16,244                     16,206
    Machinery and equipment                                              42,601                     42,746
    Furniture and fixtures                                                3,279                      1,332
    Leasehold improvements                                                1,504                      1,476
                                                                       --------                   --------
                                                                         64,078                     61,760
    Less: accumulated depreciation and amortization                      21,771                     16,222
                                                                       --------                   --------
        Total property, plant and equipment                              42,307                     45,538
                                                                       --------                   --------

Intangibles:
    Goodwill, net                                                        73,737                     73,680
    Debt issue costs, net                                                 3,454                      4,339
                                                                       --------                   --------
        Total intangibles                                                77,191                     78,019
                                                                       --------                   --------

        Total assets                                                   $193,722                   $181,943
                                                                       ========                   ========

          See accompanying notes to consolidated financial statements.

                                       F2

                            Pen-Tab Industries, Inc.
                     Consolidated Balance Sheets (Continued)
                    (Dollars in Thousands, except share data)

                                                                       January 1,                 January 2,
                                                                          2000                       1999
                                                                       --------                   ---------

Liabilities and stockholder's equity
Current liabilities:
    Accounts payable                                                   $  6,211                   $   6,646
    Accrued expenses and other current liabilities                       10,556                       7,382
    Due to Newell Co.                                                         -                      18,546
    Accrued interest on subordinated notes                                3,065                       3,324
    Current portion of long-term debt                                    21,431                       4,886
    Current portion of capitalized lease obligation                         809                         924
                                                                       --------                   ---------
        Total current liabilities                                        42,072                      41,708
                                                                       --------                   ---------

Long-term debt                                                          134,456                     119,339
Capitalized lease obligation                                              6,473                       7,311
Deferred income taxes                                                     6,871                       3,068
                                                                       --------                   ---------
        Total long-term liabilities                                     147,800                     129,718
                                                                       --------                   ---------

Stockholder's equity:
    Common Stock $.01 par value, 1,000 shares,
       Authorized; 100 shares issued at January 1,
       2000 and January 2, 1999                                               -                           -
    Additional capital                                                   39,209                      39,209
    Retained deficit                                                    (35,359)                    (28,692)
                                                                       --------                   ---------
       Total stockholder's equity                                         3,850                      10,517
                                                                       --------                   ---------

       Total liabilities and stockholder's equity                      $193,722                    $181,943
                                                                       ========                    ========

          See accompanying notes to consolidated financial statements.

                                       F3

                            Pen-Tab Industries, Inc.
                     Consolidated Statements of Operations
                             (Dollars in Thousands)

                                                                           Fiscal Year
                                                             -------------------------------------------
                                                               1999             1998              1997
                                                             --------         --------           -------

Net sales                                                    $155,403         $114,791           $88,014
Cost of goods sold                                            110,631           83,228            65,071
                                                             --------         --------           -------
Gross profit                                                   44,772           31,563            22,943
                                                             --------         --------           -------
Expenses:
    Selling, general and administrative                        26,681           20,469            15,234
    Amortization of goodwill                                    1,892              578                 -
    Other:
        Interest income                                             -             (102)             (228)
        Interest expense                                       17,427           11,527             8,420
        Reorganization expenses                                 6,112                -               804
        Other income--net                                         (21)             (28)                -
                                                             --------         --------           -------
Total expenses                                                 52,091           32,444            24,230
                                                             --------         --------           -------

Loss from continuing operations before
  income tax (benefit) provision                               (7,319)            (881)           (1,287)
Income tax (benefit) provision                                 (1,492)            (290)            1,774
                                                             --------         --------           -------
Loss from continuing operations                                (5,827)            (591)           (3,061)
                                                             --------         --------           -------

Income (loss) from operations of discontinued
  segment, net of taxes                                          (750)             (90)              216
                                                             --------         --------           -------
Net loss                                                     $ (6,577)        $   (681)          $(2,845)
                                                             ========         ========           =======

Unaudited Pro Forma Data:
Historical loss before income taxes                                                              $  (900)
Pro forma tax benefit                                                                               (338)
                                                                                                 -------
Pro forma net loss                                                                               $  (562)
                                                                                                 =======

          See accompanying notes to consolidated financial statements.

                                       F4

                            Pen-Tab Industries, Inc.
                 Consolidated Statements of Stockholder's Equity
                             (Dollars in Thousands)

                                                                            Retained
                                      Common            Additional          Earnings
                                      Stock              Capital            (Deficit)             Total
                                      --------           --------            --------            --------

Balance December 28, 1996             $   --             $   --              $ 15,052            $ 15,502
  Net loss                                --                 --                (2,845)             (2,845)
  Dividends                               --                 --               (40,212)            (40,212)
                                      --------           --------            --------            --------
Balance January 3, 1998                   --                 --               (28,005)            (28,005)
  Net loss                                --                 --                  (681)               (681)
  Dividends                               --                 --                    (6)                 (6)
  Equity Contributions                    --               39,209                --                39,209
                                      --------           --------            --------            --------
Balance January 2, 1999                                    39,209             (28,692)             10,517
  Net loss                                --                 --                (6,577)             (6,577)
  Dividends                               --                 --                   (90)                (90)
                                      --------           --------            --------            --------
Balance January 1, 2000               $   --             $ 39,209            $(35,359)           $  3,850
                                      ========           ========            ========            ========

          See accompanying notes to consolidated financial statements.

                                       F5

                            Pen-Tab Industries, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                 Fiscal Year
                                                                      -----------------------------------
                                                                         1999         1998         1997
                                                                      ---------    ---------    ---------
Operating activities
Net loss                                                              $  (6,577)   $    (681)   $  (2,845)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                         6,085        3,607        2,554
    Amortization of goodwill                                              1,892          578            -
    Amortization of debt issue costs                                        885          707          414
    Deferred income taxes                                                (1,492)        (290)       1,774
    Provision for losses on accounts receivable                             340          286          144
    Provision for sales allowances and credits                            6,586        3,041            -
    Provision for reorganization expenses                                 5,932            -            -
    Provision for excess and obsolete inventory                             879        1,121            -
    Changes in operating assets and liabilities:
       Accounts receivable                                              (12,509)      16,376        2,232
       Inventories                                                       (5,293)      (3,507)      (7,049)
       Prepaid expenses and other current assets                           (199)         461         (507)
       Accounts payable                                                    (435)       1,230         (103)
       Accrued expenses and other liabilities                            (2,950)       1,957         (712)
       Accrued interest on subordinated notes                              (259)          (6)       3,330
                                                                      ---------    ---------    ---------
Net cash provided by (used in) operating activities                      (7,115)      24,880         (768)
                                                                      ---------    ---------    ---------
Investing activities
Sale of minority interest in Vinylweld LLC                                    -          125            -
Purchase of property, plant and equipment                                (2,854)      (2,854)      (1,562)
Purchase of Stuart Hall, net of cash acquired                                 -     (113,357)           -
                                                                      ---------    ---------    ---------
Net cash used in investing activities                                    (2,854)    (116,086)      (1,562)
                                                                      ---------    ---------    ---------
Financing activities
Proceeds from revolver borrowings                                        93,500      145,058       18,688
Repayments of revolver borrowings                                       (57,000)    (140,058)     (35,144)
Proceeds from term loan                                                       -       35,000            -
Principal payments on long-term debt                                     (4,838)      (1,150)           -
Principal payments on capitalized lease obligations                        (953)        (503)           -
Proceeds from issuance of senior subordinated notes                           -            -       72,563
Payment to Newell Co.                                                   (20,495)           -            -
Dividends                                                                   (90)          (6)     (40,212)
Equity contribution from Holdings                                             -       39,209            -
                                                                      ---------    ---------    ---------
Net cash provided by financing activities                                10,124       77,550       15,895
                                                                      ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                            155      (13,656)      13,565
Cash and cash equivalents at beginning of year                               20       13,676          111
                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year                              $     175    $      20    $  13,676
                                                                      =========    =========    =========
Supplemental disclosures of cash flow information
    Cash paid during the year for:
       Interest                                                       $  16,859    $  10,028    $   5,109
                                                                      ---------    ---------    ---------
       Income taxes                                                   $       -    $       -    $     512
                                                                      =========    =========    =========
    Non-cash transaction:
       Services purchased related to the debt offering
         and paid for by a reduction of proceeds received             $       -     $      -    $   2,437
                                                                      =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                       F6

                            Pen-Tab Industries, Inc.
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

1. Description of Business, Recent Developments and Liquidity

On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 4, 1997, the Company issued $75 million 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 14 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transactions, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

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

                                       F7

Covenant Violations/Amendments to Credit Facility/Note Holder Consent. As a result of insufficient third quarter 1999 earnings, the Company was in default of a covenant based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended October 2, 1999. On November 16, 1999, the Company amended its credit facility to waive the fixed charge coverage ratio covenant default. This amendment also provided that the interest rate increase by 0.625%.

     As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio, annual clean up and the minimum net worth covenants, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and Enterprise Resource Planning ("ERP") system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter,
(vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid a fee of $0.5 million in conjunction with the Credit Facility amendment and will amortize such fee over the remaining life of the Credit Facility (March 2000 through August 2001).

     Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company will be deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment.

     Subsequent to January 1, 2000, a majority stockholder of Pen-Tab Holdings, Inc. ("Holdings") purchased approximately $60 million of the $75 million 10.875% Senior Subordinated Notes in the secondary market.

     Management, in conjunction with its debtors, have reviewed the Company's fiscal 2000 budget and cash flow forecasts, and believe these plans will allow the Company to meet the debt covenant requirements of its debt agreements.

                                       F8

2. Summary of Significant Accounting Policies

Method of Accounting

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The 1998 and 1999 fiscal years refer to the fifty-two week periods ended January 2, 1999 and January 1, 2000, respectively, and the 1997 fiscal year refers to the fifty-three week period ended January 3, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and assets held under capital leases are amortized by the straight-line method over the shorter of the estimated useful lives or

                                       F9
the lease term. The principal estimated useful lives are: buildings - 15 to 40 years; machinery and equipment - 3 to 10 years; furniture, fixtures and computer equipment - 3 to 5 years; leasehold improvements and assets held under capital leases - 3 to 10 years.

Impairment of Long-Lived Assets

Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the years ended January 1, 2000 and January 2, 1999.

Goodwill

The excess of the purchase cost over the fair value of assets acquired is being amortized over 40 years. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining useful life to determine whether goodwill is recoverable. The Company believes that no material impairment of goodwill existed at January 1, 2000. The related accumulated amortization at January 1, 2000 and January 2, 1999 was $2,470 and $578, respectively.

Amortization of Debt Issue Costs

Debt issue costs are stated at cost and amortized to interest expense. Amortization of debt issue costs is computed on the effective interest method over the maturity of the applicable debt, which range from three years for the Credit Facility, ten years for the Senior Subordinated Notes and twenty years for the Industrial Development Revenue Bonds. The Company complies with Statements of Financial Standards (FAS 121) "Accounting for the Impairment of Long-Lived Assets" as related to its debt issue costs and other intangibles. The related accumulated amortization at January 1, 2000 and January 2, 1999 was $2,025 and $1,140, respectively.

Advertising Costs

The Company expenses the costs of advertising as incurred. Such costs amounted to approximately $0, $1,596, and $2,658 for fiscal 1999, 1998, and 1997, respectively.

                                      F10

Income Taxes

The Company accounts for income taxes and the related assets and liabilities in accordance with FAS 109, "Accounting for Income Taxes". Provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts are recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes, net of any valuation allowance, result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. Also see Note 8.

Fair Value of Financial Instruments

The Company considers the recorded value of its cash, cash equivalents, accounts receivable and accounts payable to approximate the fair value of the respective assets and liabilities at January 1, 2000 and January 2, 1999.

The fair value of the $75 million Senior Subordinated Notes based on a quoted market price is 30% of the face value or $22.5 million at January 1, 2000. The fair value of the swap agreement at January 1, 2000 was a loss of $0.7 million. The fair value was determined based upon prevailing interest rates at January 1, 2000.

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

                                      F11

Risk and Uncertainties

The Company is potentially subjected to concentrations of credit risk with trade accounts receivable. Because the Company has a large and diverse customer base, there was no material concentration of credit risk related to trade accounts receivable at January 1, 2000, except as discussed in Note 11.

Reclassification

Certain amounts included in prior years' financial statements have been reclassified.

3. Acquisition of Stuart Hall

On August 20, 1998, Pen-Tab acquired all of the outstanding stock of Stuart Hall, a wholly-owned subsidiary of Newell Co. for $126.8 million in cash. The purchase price of the acquisition was funded by an equity contribution of $39.2 million from Holdings and with borrowings under the Company's Credit Facility (see Note 7 - Long-Term Debt). The transaction was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill of approximately $75.8 million. The operations of Stuart Hall are included in the consolidated financial statements of the Company beginning August 20, 1998 (date of acquisition).

The following unaudited pro form results of operations assumes that the acquisition of Stuart Hall had occurred at the beginning of fiscal 1998 and 1997, respectively. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of goodwill and interest expense resulting from the acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the date indicated or which may occur in the future.


                                                        For the Year Ended
                                                    -------------------------
                                                    Jan 2, 1999   Jan 3, 1998
                                                   ------------- ------------
Pro forma net sales unaudited..................      $ 193,175    $ 187,570
                                                   ============= ============
Pro forma net income unaudited.................      $   5,098    $   3,367
                                                   ============= ============


                                      F12

4. Unaudited Pro Forma Data

As described further in Note 8, the Company was taxed as an "S" corporation through February 4, 1997. Upon completion of the recapitalization described in
Note 1, Pen-Tab Industries, Inc. terminated its "S" corporation status. The pro forma related statement of operations for fiscal 1997 reflects adjustments to the Company's income tax provision, as if the Company had been taxed as a "C" corporation for the entire fiscal year of 1997.

5. Inventories

Inventories consist of the following:

                                      January 1,          January 2,
                                         2000                1999
                                        -------            -------

    Raw materials                       $17,858            $17,242
    Work-in-process                       1,792                715
    Finished goods, net                  23,922             22,644
    LIFO reserve, net                     1,443                  -
                                        -------            -------
                                        $45,015            $40,601
                                        =======            =======

For purposes of comparability, had LIFO inventories been reported at values approximating current cost, as would have resulted from using the FIFO method, and if no other assumptions were made as to changes in income, income before taxes would have been lower in 1999, 1998, and 1997 by approximately $1,443, $707, and $257, respectively. The Company reports its inventory under the LIFO method in order to better match its income and expenses. There were no liquidations of LIFO inventories for the fiscal year ended January 1, 2000.

6. Dividends

Dividends for fiscal years 1999, 1998, and 1997 of $90, $6, and $40,212, respectively, were paid to the stockholders' of the Company. The dividends for the fiscal year 1997 included $5,695 paid to the stockholders' of the Company in the period to February 3, 1997 and $34,517 paid by the Company to Holdings.

                                      F13

7. Long-Term Debt

Long-term debt consisted of the following:

                                                      January 1      January 2,
                                                        2000           1999
                                                      ---------      ----------
    Credit Facility:
        Revolver                                       $ 41,500        $  5,000
        Term Loan                                        30,750          34,250
    Senior Subordinated Notes                            75,000          75,000
    Industrial development revenue bonds                  6,700           7,100
    Equipment notes payable                               1,937           2,875
    Capital lease obligations (see Note 9)                7,282           8,235
                                                       --------        --------
                                                        163,169         132,460
    Less:  current portion                               22,240           5,810
                                                       --------        --------
                                                       $140,929        $126,650
                                                       ========        ========

In conjunction with the acquisition of Stuart Hall on August 20, 1998, the Company entered into a $135 million Credit Facility ("Credit Facility") with Bank of America which expires on August 20, 2001. The Credit Facility includes a $100 million revolver and a $35 million term loan. The $35 million term loan has aggregate maturities as follows: 1998 $750; 1999 $3,500; 2000 $5,500; 2001
$25,250. The $100 million revolver portion of the Credit Facility provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable and inventory. During March 1, 2000 through July 15, 2000 the borrowing base includes an overadvance of up to $16,500. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1.75% or at the Company's option, the Eurodollar rate plus 3.5%. During an overadvance period the interest rate is increased by 0.50%. The Company is required to pay a commitment fee of 0.65% on the unused portion of the $100 million revolver. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios relating to cash flow (fixed charge coverage ratio, minimum EBITDA threshold and capital expenditure limit), annually reduce the principal balance of the revolver to $27 million for thirty consecutive days during the period between October 15 and January 15, limit total debt, as defined in the agreement, to $153 million at June 30, 2000 and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the company are pledged as collateral for balances owing under the Credit Facility. The weighted average borrowing rate was 7.7%, 7.5% and 7.5% for fiscal year 1999, 1998 and 1997, respectively.

                                      F14

The 10 7/8% Senior Subordinated Notes are due in 2007. The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on the $75,000 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at January 1, 2000, the Company's effective interest rate under the swap agreement was 10.04%. The Company can terminate the transaction at any time, at the then current fair market value of the swap instrument. A 1.0% change in the effective interest rate would result in a $0.7 million change in interest expense.

The industrial development revenue bonds represent 20-year tax-exempt bonds issued through the Town of Front Royal and the County of Warren, Virginia on April 1, 1995. Interest is paid monthly, and is calculated using a floating rate determined every 7 days with reference to a tax-exempt bond index (3.82% as of January 1, 2000 plus a bank of letter of credit fee of 1.5%). The industrial development revenue bonds are subject to a mandatory sinking fund redemption which commenced April 1, 1998, under which Pen-Tab is required to make 17 annual installments of $400, with a final installment of $700, due in 2015. Repayment is collateralized by a bank standby letter of credit in the amount of $6.8 million and a first security interest in Pen-Tab's land and buildings in Front Royal, Virginia. The bonds may be redeemed at the option of Pen-Tab, in whole or in part, on any interest payment date.

The Company has a series of equipment notes payable with CIT Group/Equipment Financing Inc. The notes bear interest at various fixed amounts from 8.95% to 10.85% and mature at various dates through 2001. The aggregate maturities are as follows: 2000 $986; 2001 $951.

8. Income Taxes

The Company elected to be treated as an "S" corporation for federal income tax purposes until February 4, 1997 under which income, losses, deductions and credits were allocated to and reported by the company's stockholders based on their respective ownership interests. Effective February 4, 1997, in conjunction with the Recapitalization described in Note 1, the Company terminated its "S" corporation election.

The significant components of these amounts as shown on the Balance Sheet are as follows:

                                      F15

                                               January 1,        January 2,
                                                 2000              1999
                                                -------           -------
Current
-------
Deferred Tax Assets
    Accrued expenses                            $   115           $  --
    Allowance for bad debts                         136               110
    Inventory capitalization                        304               186
    Inventory valuation                             760              --
    Unused net operating loss                     4,041               314
    Restructure reserve                           2,254              --
    LIFO reserve                                   --                 774
                                                -------           -------
Current Deferred Tax Asset                        7,610             1,384
    Valuation allowance                            (739)             --
                                                -------           -------
Net Current Deferred Tax Asset                  $ 6,871           $ 1,384
                                                -------           -------

Non-current
-----------
Deferred Tax Liability
     Property, plant and equipment              $(3,919)          $(1,897)
     Goodwill                                    (2,952)           (1,171)
                                                -------           -------
Net Non-Current Deferred Tax Liability          $(6,871)          $(3,068)
                                                =======           =======
Total Net Deferred Tax                          $  --             $(1,684)
                                                =======           =======

The components of income tax (benefit) provision from continuing operations are:


                                         1999              1998               1997
                                        -------           -------           -------
Current
     Federal                            $  --             $  --             $  --
     State                                 --                --                 (30)
                                        -------           -------           -------
                                           --                --                 (30)
                                        -------           -------           -------

Deferred
     Federal                             (1,337)             (263)            1,545
     State                                 (155)              (27)              259
                                        -------           -------           -------
                                         (1,492)             (290)            1,804
                                        -------           -------           -------
Income tax (benefit) provision          $(1,492)          $  (290)          $ 1,774
                                        =======           =======           =======

                                      F16

The differences between the (benefit) provision for income taxes and income taxes computed at the statutory U.S. federal income tax rates are explained as follows:

                                                         1999          1998         1997
                                                       -------       -------       -------

Income tax benefit computed at the statutory U.S.
   federal income tax rates                            $(2,488)      $  (300)      $  (438)
State income taxes, net of federal benefit                (293)          (35)          (51)
Valuation allowance                                        739          --            --
Change in entity status                                   --            --           2,343
(Income) loss taxed at shareholders level                 --            --             108
Other, including permanent differences                     550            45          (188)
                                                       -------       -------       -------
      (Benefit) provision for income taxes             $(1,492)      $  (290)      $ 1,774
                                                       =======       =======       =======


A deferred tax asset valuation allowance of $739 was recorded in 1999. This valuation allowance reduced the deferred tax asset to an amount, which the Company believes, based on the Company's estimates of its future taxable earnings, is realizable. Therefore, the 1999 income tax benefit was reduced by a provision of $739 related to the valuation allowance. In future periods, the Company's provision for income taxes may be impacted by adjustments to the valuation allowance.

The Company has available for federal income tax purposes $10,634 of net operating losses, which expire substantially in the years 2012 through 2019.

During fiscal 1997, the Company was taxed as an "S" corporation for the period ended February 3, 1997 and as a "C" corporation for the period thereafter. The Company recorded a cumulative deferred tax liability of $2,343 upon termination of the Company's "S" corporation election.

9. Leases and Commitments

The Company leases certain office, manufacturing and warehouse facilities in California and Chicago under operating leases which expire in May 2002 and December 2004, respectively. The Company also leases certain office, manufacturing and warehouse facilities in Kansas City under long-term capital leases that expire in December 2005, and are included in property, plant and equipment as buildings. The assets held under capital leases are as follows:

                                      F17

                                       January 1,        January 2,
                                         2000              1999
                                        ------            ------

    Buildings                           $8,783            $8,783
    Less: Accumulated amortization       1,302               304
                                        ------            ------
             Total                      $7,481            $8,479
                                        ======            ======

Future minimum lease payments under non-cancelable operating and capital leases are as follows, as of January 1, 2000:

                 Fiscal year                  Operating            Capital
                 -----------------------  -----------------  -------------------

                 2000                             1,871              1,582
                 2001                             1,629              1,582
                 2002                               982              1,582
                 2003                               482              1,582
                 2004                               430              1,582
                 Thereafter                         126              1,856
                                                 ------           --------
                 Total                           $5,520           $  9,766
                                                 ======
                 Imputed interest                                   (2,484)
                                                                  --------
                 Present value                                    $  7,282
                                                                  ========

Rent expense was approximately $1,717, $1,353, and $1,197 in fiscal 1999, 1998, and 1997, respectively. Amortization of the capital lease assets are included in depreciation expense.

At January 1, 2000 and January 2, 1999, the Company had standby letters of credit outstanding in the amounts of $197 and $457 issued by a bank on behalf of Pen-Tab in connection with a license contract and a worker's compensation insurance program, respectively. See also Note 7.

10. Reorganization Expenses

During fiscal 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The reorganization charge of $6.1 million represents the Company's rationalization plan and includes employee termination costs, including severance and benefit, cost to exit facilities, lease termination costs, and property taxes after ceasing operations.

                                      F18

During fiscal 1997, the Company reorganized its sales and marketing functions. The non-recurring charges of $804 for recruitment and acquisition costs of new sales and marketing executives as well as the severance costs of terminated sales employees are reported as reorganization expenses in the statements of income and retained earnings.

11. Concentration of Risk

During fiscal 1999, 1998, and 1997 the Company had two customers each in excess of 10% of revenues as follows:

                            1999         1998         1997
                            ----         ----         ----

    Customer A              22.8%        18.3%        23.8%
    Customer B              12.0%        14.4%        19.1%
                            ----         ----         ----
         Total              34.8%        32.7%        42.9%
                            ====         ====         ====


Two customers comprised approximately 35.0% and 34.5% of the net accounts receivable balance at January 1, 2000 and January 2, 1999, respectively.

Employees covered under collective bargaining agreements represent approximately 65% of the Company's work force. Collective bargaining agreements covering approximately 24% of the Company's work force have expiration dates within one year.

12. Defined Contribution Plan

The Company sponsors a 401(k) plan in which nonunion full-time employees meeting certain age and employment requirements are eligible for participation. Participating employees can contribute between 2% and 15% of their annual compensation. The Company matches employee contributions at a rate of 50% of the employee's annual contributions up to 2.5% of the employee's annual compensation. Total expense under the plan amounted to $228, $220, and $136 in fiscal 1999, 1998, and 1997, respectively. The Company also contributes to union sponsored multi-employer defined contribution pension plans. All union employees meeting certain employment requirements are covered. Total expense under the union sponsored plans amounted to $95, $87, and $24 in fiscal 1999, 1998, and 1997, respectively.

13. Discountinued Operations

In March 2000, the Company decided to divest its vinyl packaging business segment, which operates as Vinylweld L.L.C. The consolidated financial statements and related footnotes reflect this business as a discontinued operation. The net sales from this segment amounted to $8,152 in 1999, $9,291 in 1998 and $8,623 in 1997. Income tax (benefits) provisions allocated to this segment were $(192), $(45) and $171 for the years 1999, 1998 and 1997, respectively. The assets and liabilities of this segment, consists primarily of accounts receivable, inventories, property, plant and equipment and accounts payable.


                                  January 1,               January 2,
                                     2000                     2000
                              ------------------       ------------------
   Net current assets              $ 1,088                  $ 1,519
                              ==================       ==================
   Net non-current assets          $ 1,139                  $ 1,050
                              ==================       ==================

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

                                             January 1,     January 2,
                                                2000           1999
                                             ----------     ----------
   Accrued compensation and benefits         $      632     $    1,135
   Accrued reorganization costs                   5,932              -
   Accrued sales programs                         2,538          1,562
   Accrued acquisition costs                          -          3,271
   Other accrued expenses                         1,454          1,414
                                             ----------     ----------
                                             $   10,556     $    7,382
                                             ==========     ==========

                                      F19

15. Segment Information

As described in Note 1, the Company operates in two business segments consisting of school, home and office products, and vinyl packaging products. The following table provides certain financial data regarding these two segments.

                                     School, Home       Vinyl
                                      And Office      Packaging
                                      Products        Products         Total
                                     ------------     ---------        -----
1999
Net sales                            $155,403        $  8,152         $163,555
Operating earnings (loss)              10,108            (987)           9,121
Interest expense, net                  17,337              45           17,382
Identifiable assets                   190,415           3,307          193,722
Depreciation and amortization           8,586             276            8,862
Capital expenditures                    2,483             371            2,854

1998
Net sales                            $114,791        $  9,291         $124,082
Operating earnings (loss)              10,545            (148)          10,397
Interest expense, net                  11,413            --             11,413
Identifiable assets                   178,608           3,335          181,943
Depreciation and amortization           4,692             200            4,892
Capital expenditures                    2,175             679            2,854

1997
Net sales                            $ 88,014        $  8,623         $ 96,637
Operating earnings                      6,905             389            7,294
Interest expense, net                   8,194            --              8,194
Identifiable assets                    61,578           2,214           63,792
Depreciation and amortization           2,770             198            2,968
Capital expenditures                    1,498              64            1,562

For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses, amortization of goodwill, restructure and reorganization expenses and other income-net. Inter-segment sales are immaterial.

                                      F20