Form 10-Q
period 2000-04-01
PEN TAB INDUSTRIES INC
filed 2000-05-22
CIK 1033955

                                  United States
                       Securities and Exchange Commission
                           Washington, D.C. 20549-1004

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2000

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______________ to _______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No ____
                                         -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 1, 2000, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                            PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 1, 2000
                                     INDEX


PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)                                Page
                                                                              ----
          a) Condensed Consolidated Balance Sheets as of April 1, 2000
              and January 1, 2000                                              1

          b) Condensed Consolidated Statements of Operations for the
              quarters ended April 1, 2000 and April 3, 1999                   2

          c) Condensed Consolidated Statements of Cash Flows for the
              quarters ended April 1, 2000 and April 3, 1999                   3

          d) Notes to Unaudited Condensed Consolidated Financial Statements    4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               15

     Item 2.  Changes in Securities                                           15
     Item 3.  Defaults upon Senior Securities                                 15

     Item 4.  Submission of Matters to a Vote of Security Holders             15

     Item 5.  Other Information                                               15

     Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                     16


Pen-Tab Industries, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)


                                                             April 1,                 January 1,
                                                               2000                      2000
                                                         ---------------           ---------------
                                                            (Unaudited)
Assets
Currents assets:
    Cash and cash equivalents                                   $     --                  $    175
    Accounts receivable, net of allowances of $780 and
        $3,794, respectively                                      19,157                    21,353
    Inventories, net                                              42,511                    45,015
    Prepaid expenses and other current assets                      1,752                       810
    Deferred income taxes                                          6,871                     6,871
                                                         ---------------           ---------------
      Total Current Assets                                        70,291                    74,224

Property, plant and equipment, net of accumulated
   depreciation of $23,338 and $21,771, respectively              41,331                    42,307
Debt issuance costs, net                                           3,803                     3,454
Goodwill, net                                                     73,266                    73,737
                                                         ---------------           ---------------
      Total assets                                              $188,691                  $193,722
                                                         ===============           ===============

Liabilities and stockholder's equity:
Current liabilities:
    Accounts payable and bank overdraft                         $  5,856                  $  6,211
    Accrued expenses and other current liabilities                 9,533                    10,556
    Accrued interest on subordinated notes                           918                     3,065
    Current portion of long-term debt                             22,886                    21,431
    Current portion of capitalized lease obligation                  916                       809
                                                         ---------------           ---------------

      Total current liabilities                                   40,109                    42,072

Long-term debt                                                   136,124                   134,456
Capitalized lease obligation                                       6,152                     6,473
Deferred income taxes                                              6,871                     6,871
Stockholder's (deficit) equity                                      (565)                    3,850
                                                         ---------------           ---------------

      Total liabilities and stockholder's (deficit)
            equity                                              $188,691                  $193,722
                                                         ===============           ===============


 See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(Dollars in Thousands)


                                           Quarter Ended
                                ---------------------------------
                                    April 1,           April 3,
                                     2000               1999
                                --------------     --------------
Net sales                              $24,512            $25,960
Cost of goods sold                      20,669             18,926
                                --------------     --------------
Gross profit                             3,843              7,034
                                --------------     --------------

Expenses:
Selling, general and
   administrative                        5,815              5,895
Amortization of goodwill                   471                469
Interest expense, net                    4,402              3,578
                                --------------     --------------
        Total expenses                  10,688              9,942
                                --------------     --------------
Loss from continuing operations
 before income tax benefit              (6,845)            (2,908)

Income tax benefit                      (2,601)            (1,116)
                                --------------     --------------
Loss from continuing operations         (4,244)            (1,792)
                                --------------     --------------
Loss from operations of
 discontinued segment, net of
 taxes                                    (167)              (226)
                                --------------     --------------
Net loss                               $(4,411)           $(2,018)
                                ==============     ==============

 See accompanying notes to unaudited condensed consolidated interim financial statements

Pen-Tab Industries, Inc.
Condensed Consolidated Statements of Cash flows
Unaudited (Dollars in Thousands)

                                                                      Quarter Ended
                                                          -----------------------------------
                                                              April 1,             April 3,
                                                                2000                 1999
                                                          --------------       --------------
Operating activities
Net loss                                                         $(4,411)            $ (2,018)
Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                                  1,690                1,443
    Amortization of goodwill                                         471                  469
    Amortization of debt issuance costs                              290                  269
    Deferred income taxes                                             --               (1,681)
    Provision for losses on accounts receivable                       57                  149
    Provision for sales allowances and credits                       349                   --
    Changes in operating assets and liabilities:
        Accounts receivable                                        1,790               (2,406)
        Inventories                                                2,504              (23,763)
        Prepaid expenses and other current assets                   (942)                 242
        Accounts payable and bank overdraft                         (355)               2,836
        Accrued expenses and other current liabilities            (1,023)              11,577
        Accrued interest on subordinated notes                    (2,147)              (2,059)
                                                          --------------       --------------

Net cash used in operating activities                             (1,727)             (14,942)
                                                          --------------       --------------
Investing activities
Purchase of equipment                                               (714)              (1,487)
Investment in debt issuance costs                                   (639)                  --
                                                          --------------       --------------
Net cash used in investing activities                             (1,353)              (1,487)
                                                          --------------       --------------

Financing activities
Proceeds from revolver borrowings                                  2,000               27,250
Repayments of revolver borrowings                                 (1,000)              (8,250)
Issuance of senior subordinated notes in lieu
  of cash interest payment                                         4,078                   --
Principal payments on long-term debt                              (1,955)              (2,174)
Principal payments on capitalized lease obligations                 (214)                (339)
Dividends to Pen-Tab Holdings                                         (4)                 (78)
                                                          --------------       --------------

Net cash provided by financing activities                          2,905               16,409
                                                          --------------       --------------

Decrease in cash and cash equivalents                               (175)                 (20)
Cash and cash equivalents at beginning of period                     175                   20
                                                          --------------       --------------
Cash and cash equivalents at end of period                       $    --             $     --
                                                          ==============       ==============

 See accompanying notes to unaudited condensed consolidated interim financial statements

                            Pen-Tab Industries, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 April 1, 2000
                             (Dollars in thousands)

1. Basis of Presentation, Description of Business, Recent Developments and Liquidity

The accompanying unaudited condensed consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 30, 2000. All references to fiscal quarter refer to the 13 week periods ended April 1, 2000 and April 3, 1999. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 1, 2000 and January 2, 1999 and for each of the three periods in the year ended January 1, 2000, included in the Company's form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly-owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 4, 1997, the Company issued $75 million 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 14 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transactions, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

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

On December 30, 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The rationalization is expected to result in an approximate 20% reduction in manufacturing space. The fourth quarter of 1999 reorganization charge of $6.1 million represents the Company's rationalization plan and includes employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The major undertakings of the rationalization plan are expected to be completed during the fourth quarter of 2000. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $3 million.

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

As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio, annual clean up and the minimum net worth covenants, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and Enterprise Resource Planning ("ERP") system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter,
(vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid fees of $0.6 million in conjunction with the Credit Facility amendment and will amortize such fees over the remaining life of the Credit Facility (March 2000 through August 2001).

Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes with a maturity date of January 15, 2005, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company was deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment.

Subsequent to January 1, 2000, a major stockholder of Holdings purchased approximately 80% of the 10.875% Senior Subordinated Notes in the secondary market.

Management, in conjunction with its debtors, have reviewed the Company's fiscal 2000 budget and cash flow forecasts, and believe these plans will allow the Company to meet the debt covenant requirements of its debt agreements.

2. Recently Issued Pronouncements

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

3. Inventories

Inventories consist of the following:

                                                    April 1,           January 1,
                                                      2000                2000
                                                --------------      --------------

Raw materials                                        $13,497             $17,858
Work-in-process                                        2,934               1,792
Finished goods                                        24,637              23,922
LIFO reserve, net                                      1,443               1,443
                                                --------------      --------------
                                                     $42,511             $45,015
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

4. Long-Term Debt

Long-term debt consisted of the following:


                                                   April 1,          January 1,
                                                    2000               2000
                                             ----------------   ----------------
Credit Facility:
    Revolver                                         $ 42,500           $ 41,500
    Term Loan                                          29,500             30,750
Senior Subordinated Notes                              79,078             75,000
Industrial development revenue bonds                    6,700              6,700
Equipment notes payable                                 1,232              1,937
Capital lease obligations                               7,068              7,282
                                             ----------------   ----------------
                                                      166,078            163,169
Less:  current portion                                 23,802             22,240
                                             ----------------   ----------------
                                                     $142,276           $140,929
                                             ================   ================

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

The 10 7/8% Senior Subordinated Notes have maturities of $4 million in 2005 and $75 million in 2007. The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on $75,000 of the 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at April 1, 2000, the Company's effective interest rate under the swap agreement was 10.88%. The Company can terminate the transaction on any interest reset date at the then current fair market value of the swap instrument. A 1.0% change in the effective interest rate would result in a $0.7 million change in interest expense.

The industrial development revenue bonds represent 20-year tax-exempt bonds issued through the Town of Front Royal and the County of Warren, Virginia on April 1, 1995. Interest is paid monthly, and is calculated using a floating rate determined every 7 days with reference to a tax-exempt bond index (4.6% as of April 1, 2000 plus a bank of letter of credit fee of 1.5%). The industrial development revenue bonds are subject to a mandatory sinking fund redemption which commenced April 1, 1998, under which Pen-Tab is required to make 17 annual installments of $400, with a final installment of $700, due in 2015. Repayment is collateralized by a bank standby letter of credit in the amount of $6.8 million and a first security interest in Pen-Tab's land and buildings in Front Royal, Virginia. The bonds may be redeemed at the option of Pen-Tab, in whole or in part, on any interest payment date.

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

                                              School, Home             Vinyl
                                               And Office            Packaging
                                                Products             Products             Total
                                         -------------------    ----------------    ---------------
Quarter ended April 1, 2000
Net sales (external customers)                      $ 24,512             $ 2,465           $ 26,977
Operating loss                                        (2,443)                (69)            (2,512)
Interest expense, net                                  4,402                 201              4,603
Identifiable assets                                  185,061              (3,630)           188,691
Depreciation and amortization                          2,376                  75              2,451
Capital expenditures                                     664                  50                714


                                             School, Home             Vinyl
                                              And Office            Packaging
                                               Products              Products             Total
                                         -------------------    ----------------    ---------------
Quarter ended April 3, 1999
Net sales (external customers)                      $ 25,960             $ 2,070           $ 28,030
Operating earnings (loss)                                670                (176)               494
Interest expense, net                                  3,578                 171              3,749
Identifiable assets                                  205,066               3,892            208,958
Depreciation and amortization                          2,121                  60              2,181
Capital expenditures                                   1,309                 178              1,487


For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and amortization of goodwill. Inter-segment sales are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended April 1, 2000 decreased by $1.5 million or 5.6% to $24.5 million from $26.0 million for the quarter ended April 3, 1999. Differentiated higher margin product sales decreased by $1.4 million and core lower margin product sales decreased by $0.1 million for the quarter ended April 1, 2000 as compared to the quarter ended April 3, 1999.

Gross profit for the quarter ended April 1, 2000 decreased $3.2 million or 45.4% to $3.8 million from $7.0 million for the quarter ended April 3, 1999. The gross profit as a percentage of net trade sales for the quarter ended April 1, 2000 was 15.7% compared to 27.1% for quarter ended April 3, 1999. The decrease in the gross profit percentage for the quarter is principally attributable to:
(i) Unfavorable manufacturing variances resulting from commencing the BTS ("Back To School") seasonal inventory build during the second quarter of 2000 versus the first quarter during 1999 and foreign sourcing of a portion of the BTS converted paper products which also supported the planned later inventory build. Finished goods inventory increased during the first quarter of 1999 by $25.5 million versus an increase of $0.7 million for the first quarter of 2000. (ii) Variable costs associated with inventory reduction programs implemented during the first quarter of 2000. Programs such as repacking and item substitution generate spending but do not create any overhead absorbtion. (iii) An unfavorable shift in product mix. For the quarter ended April 1, 2000, differentiated higher margin product sales represented approximately 46% of sales as compared to approximately 49% for the quarter ended April 3, 1999, and
(iv) lower recovery, by approximately $0.6 million, on closeout sales during the first quarter of 2000 versus the first quarter of 1999.

SG&A expenses for the quarter ended April 1, 2000 remained relatively flat at $5.8 million or 23.7% of net sales versus $5.9 million or 22.7% of net sales for the quarter ended April 3, 1999.

Amortization of goodwill for the quarter ended April 1, 2000 remained flat at $0.5 million from the quarter ended April 3, 1999.

Interest Expense, net for the quarter ended April 1, 2000 increased by $0.8 million to $4.4 million from $3.6 million for the quarter ended April 3, 1999. The increase is primarily due to the increase in the revolver balance and the increase in interest rates on the revolver and term loan associated with the amendment to the Credit Facility and increases to LIBOR and the prime rate.

Discontinued Operations includes the operations of the Company's vinyl packaging segment. In March 2000, the Company decided to divest this business. The divestiture is anticipated to occur by the end of the first quarter of 2001.
Net sales for the vinyl packaging segment for the quarter ended April 1, 2000 increased by $0.4 million or 19.1% to $2.5 million from $2.1 million for the quarter ended April 3, 1999. Loss, net of income tax benefits, for the quarter ended April 1, 2000 was $0.2 million compared to a loss of $0.1 million for the quarter ended April 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the quarter ended April 1, 2000 is $1.8 million as compared to $14.9 million for the quarter ended April 3, 1999. The decrease in cash used is related primarily to inventory reduction plans implemented during the first quarter of 2000.

Net cash used in investing activities for the quarter ended April 1, 2000 is $1.4 million as compared to $1.5 million for the quarter ended April 3, 1999.

Net cash provided by financing activities for the quarter ended April 1, 2000 is $2.9 million compared to $16.4 million for the quarter ended April 3, 1999. The decrease in cash provided is primarily due to lower borrowings on the revolver for the quarter ended April 1, 2000.

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

As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio covenant and the minimum net worth covenant, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and ERP system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter, (vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid fees of $0.6 million in conjunction with the Credit Facility amendment and will amortize such fees over the remaining life of the Credit Facility (March 2000 through August 2001).

Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4 million due on February 1, 2000 to the holders of the Company's $75 million 10.875% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes with a maturity date of January 15, 2005, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company was deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment.

Subsequent to January 1, 2000, a major stockholder of Holdings purchased approximately 80% of the 10.875% Senior Subordinated Notes in the secondary market.

The Company is currently engaged in discussions with the note holders of the 10.875% Senior Subordinated Notes regarding a conversion of such notes to non-cash interest bearing securities or equity. Such conversion is required to take place on or before June 30, 2000 in order for the Company to meet the total debt, as defined in the Credit Facility, covenant threshold. Management believes that it will be able to accomplish such a conversion and therefore meet the Credit Facility covenant regarding total debt at June 30, 2000.

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

SEASONALITY AND KNOWN TRENDS

The Company experiences seasonality in its business operations. During the Company's second and third quarters, net sales are higher than the first and fourth quarters due to sales of back-to-school products.

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

Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market price of paper, changes in economic conditions, changes in the availability and/or price of paper, significant changes in rates of interest, inflation, or taxes, changes in Pen-Tab's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur and changes in accounting principles.

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

Based on the Company's overall commodity price and interest rate exposure at April 1, 2000, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

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

       Not applicable

Item 6. Exhibits and Reports on Form 8-K

     a.)  Exhibits

          Financial Data Schedule (filed only electronically with the SEC)

     b.)  Reports on Form 8-K

          Form 8-K filed on January 28, 2000, announcing the Company's inability to make the interest payment due on February 1, 2000 on the 10 7/8% Senior Subordinated Notes.

          Form 8-K filed on March 13, 2000, announcing the intent of the Company to obtain consent from the note holders to make the February 1, 2000 interest payment in the form of new notes.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended April 1, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pen-Tab Industries, Inc.
                                       (Registrant)

Date                                   By: /s/ William Leary
----                                   ---------------------
May 22, 2000                           William Leary
                                       Vice President, Chief Financial
                                       and Administrative Officer
                                       (principal financial officer and
                                       accounting officer)