Form 10-Q
period 2000-07-01
PEN TAB INDUSTRIES INC
filed 2000-08-23
CIK 1033955

                                 United States
                       Securities and Exchange Commission
                          Washington, D.C. 20549-1004

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2000

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _____________ to __________


                       Commission file number  333-24519


                            Pen-Tab Industries, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                54-1833398
      (State or other jurisdiction of                    (I.R.S.Employer
     Incorporation or organization)                   Identification Number)

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 1, 2000, there were outstanding 100 shares of common stock, $0.01 par value, all of which are privately owned and are not traded on a public market.

                           PEN-TAB INDUSTRIES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JULY 1, 2000
                                     INDEX


PART I.  FINANCIAL INFORMATION



         Item 1.  Financial Statements (Unaudited)                                              Page
                                                                                                ----
              a)  Consolidated Balance Sheets as of July 1, 2000
                  and January 1, 2000                                                             1

              b)  Consolidated Statements of Operations for the
                  quarters and six months ended July 1, 2000
                  and July 3, 1999                                                                2

              c)  Consolidated Statements of Cash Flows for the
                  six months ended July 1, 2000 and July 3, 1999                                  3

              d)  Notes to Unaudited Condensed Consolidated Financial Statements                  4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                             17

         Item 2.  Changes in Securities                                                          17

         Item 3.  Defaults upon Senior Securities                                                17

         Item 4.  Submission of Matters to a Vote of Security Holders                            17

         Item 5.  Other Information                                                              17

         Item 6.  Exhibits and Reports on Form 8-K                                               17

SIGNATURE                                                                                        18


                         PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                            Pen-Tab Industries, Inc.
                          Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                      July 1,                 January 1,
                                                                       2000                    2000
                                                                 ----------------          --------------
                                                                    (Unaudited)
Assets
Currents assets:
    Cash and cash equivalents                                            $     --                $    175
    Accounts receivable (less allowances for discounts, credits
     and doubtful accounts of $2,794 and $3,794, respectively)             56,972                  21,353
    Inventories, net                                                       48,342                  45,015
    Prepaid expenses and other current assets                               1,624                     810
    Deferred income taxes                                                   6,871                   6,871
                                                                 ----------------          --------------
      Total current assets                                                113,809                  74,224
                                                                 ----------------          --------------

Property, plant and equipment, net                                         40,235                  42,307
                                                                 ----------------          --------------
Intangibles:
    Debt issuance costs, net                                                3,622                   3,454
    Goodwill, net                                                          72,793                  73,737
                                                                 ----------------          --------------
       Total intangibles                                                   76,415                  77,191
                                                                 ----------------          --------------

      Total assets                                                       $230,459                $193,722
                                                                 ================          ==============

Liabilities and stockholder's equity:
Current liabilities:
    Accounts payable and bank overdraft                                  $  7,242                $  6,211
    Accrued expenses and other current liabilities                         15,975                  10,556
    Accrued interest on subordinated notes                                  3,283                   3,065
    Current portion of long-term debt                                     184,087                  21,431
    Current portion of capitalized lease obligation                           940                     809
                                                                 ----------------          --------------
      Total current liabilities                                           211,527                  42,072
                                                                 ----------------          --------------

Long-term debt                                                              5,943                 134,456
Capitalized lease obligation                                                5,907                   6,473
Deferred income taxes                                                       6,871                   6,871
                                                                 ----------------          --------------
      Total long-term liabilities                                          18,721                 147,800
                                                                 ----------------          --------------

Stockholder's equity:
    Common Stock $.01 par value, 1,000 shares, authorized;
      100 shares issued at July 1, 2000 and January 1, 2000                    --                      --
    Additional capital                                                     39,209                  39,209
    Retained deficit                                                      (38,998)                (35,359)
                                                                 ----------------          --------------
Stockholder's equity                                                          211                   3,850
                                                                 ----------------          --------------

      Total liabilities and stockholder's equity                         $230,459                $193,722
                                                                 ================          ==============

See accompanying notes to unaudited condensed consolidated financial statements

                            Pen-Tab Industries, Inc.
                     Consolidated Statements of Operations
                                   Unaudited
                             (Dollars in Thousands)

                                                  Quarter Ended                           Six Months Ended
                                      ------------------------------------    -------------------------------------
                                           July 1,             July 3,             July 1,              July 3,
                                            2000                1999                2000                 1999
                                      ----------------    ----------------    ----------------     ----------------

Net sales (Note 7)                             $61,598             $56,746             $86,110              $82,706
Cost of goods sold (Note 7)                     45,062              35,295              65,731               54,221
                                      ----------------    ----------------    ----------------     ----------------
Gross profit                                    16,536              21,451              20,379               28,485

Expenses:
Selling, general and
   administrative                                9,144               7,192              14,959               13,087
Amortization of goodwill                           473                 468                 944                  937
Interest expense, net                            5,545               4,693               9,947                8,271
                                      ----------------    ----------------    ----------------     ----------------
        Total expenses                          15,162              12,353              25,850               22,295
                                      ----------------    ----------------    ----------------     ----------------
Income (loss) from continuing
 operations before income taxes                  1,374               9,098              (5,471)               6,190
Income taxes (benefit)                             678               3,603              (1,923)               2,487
                                      ----------------    ----------------    ----------------     ----------------

Income (loss) from continuing
 operations                                        696               5,495              (3,548)               3,703
Income (loss) from operations of
 discontinued segment, net of taxes                 84                  44                 (83)                (182)
                                      ----------------    ----------------    ----------------     ----------------
Net income (loss)                              $   780             $ 5,539             $(3,631)             $ 3,521
                                      ================    ================    ================     ================






See accompanying notes to unaudited condensed consolidated financial statements

                            Pen-Tab Industries, Inc.
                     Consolidated Statements of Cash flows
                                   Unaudited
                             (Dollars in Thousands)

                                                                          Six Months Ended
                                                             ----------------------------------------
                                                                  July 1,                July 3,
                                                                   2000                   1999
                                                             ---------------       ------------------
Operating activities
Net income (loss)                                                   $ (3,631)                $  3,521
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
    Depreciation and amortization                                      3,137                    2,941
    Amortization of goodwill                                             944                      938
    Amortization of debt issuance costs                                  630                      390
    Deferred income taxes                                                 --                   (1,681)
    Provision for losses on accounts receivable                          110                      580
    Provision for sales allowances and credits                         1,406                    2,180
    Changes in operating assets and liabilities:
        Accounts receivable                                          (37,135)                 (38,978)
        Inventories                                                   (3,327)                 (12,784)
        Prepaid expenses and other current assets                       (814)                  (2,147)
        Accounts payable and bank overdraft                            1,031                    4,764
        Accrued expenses and other current liabilities                 5,419                    1,985
        Accrued interest on subordinated notes                         4,296                     (156)
                                                             ---------------       ------------------
Net cash used in operating activities                                (27,934)                 (38,447)
                                                             ---------------       ------------------


Investing activities
Purchase of equipment                                                 (1,065)                  (1,874)
Debt issuance costs                                                     (798)                      --
                                                             ---------------       ------------------
Net cash used in investing activities                                 (1,863)                  (1,874)
                                                             ---------------       ------------------


Financing activities
Proceeds from revolver borrowings                                     60,500                   79,750
Repayments of revolver borrowings                                    (27,876)                 (15,750)
Principal payments on long-term debt                                  (2,559)                  (2,809)
Principal payments on capitalized lease obligations                     (435)                    (395)
Payment to Newell Co.                                                     --                  (20,495)
Dividends to Pen-Tab Holdings                                             (8)                      --
                                                             ---------------       ------------------
Net cash provided by financing activities                             29,622                   40,301
                                                             ---------------       ------------------


(Decrease) in cash and cash equivalents                                 (175)                     (20)
Cash and cash equivalents at beginning of period                         175                       20
                                                             ---------------       ------------------
Cash and cash equivalents at end of period                    $           --        $              --
                                                             ===============       ==================


See accompanying notes to unaudited condensed consolidated financial statements

                            Pen-Tab Industries, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  July 1, 2000
                             (Dollars in thousands)

1. Basis of Presentation, Description of Business, Recent Developments and Liquidity

The accompanying unaudited consolidated financial statements of Pen-Tab Industries, Inc. have been prepared in accordance with generally accepted accounting principles applicable for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 30, 2000. All references to fiscal quarter refer to the 13-week periods ended July 1, 2000 and July 3, 1999. These financial statements should be read in conjunction with the audited financial statements of Pen-Tab Industries, Inc. as of January 1, 2000 and January 2, 1999 and for each of the three years in the period ended January 1, 2000, included in the Company's Form 10-K (#333-24519) as filed with the Securities and Exchange Commission.

On February 4, 1997, Pen-Tab Industries, Inc., a Virginia corporation, changed its name to Pen-Tab Holdings, Inc. ("Holdings"). On February 4, 1997 Holdings formed a wholly owned subsidiary called Pen-Tab Industries, Inc. (the "Company"), a Delaware corporation. On February 4, 1997, the Company issued $75,000 10 7/8% Senior Subordinated Notes due 2007 and Holdings effected a recapitalization pursuant to which Holdings repurchased approximately 748 shares of Class A common stock and 122 shares of Class B common stock from management shareholders for approximately $47,858, converted an additional 14 shares of Class A common stock and 358 shares of Class B common stock into redeemable preferred stock, and sold 37 shares of Class A common stock, 3 shares of Class B common stock and 125,875 shares of redeemable preferred stock to outside investors for proceeds of approximately $15,010. Holdings' shareholders concurrently approved an amendment to Holdings' articles of incorporation to increase the number of authorized shares to 8,352,500, consisting of 6,000,000 shares of Class A Common Stock, par value $.01 per share, 2,000,000 shares of Class B Common Stock, par value $.01 per share, and 352,500 shares of redeemable preferred stock. Following completion of the above transactions, Holdings' shareholders approved a stock split pursuant to which each share of Holdings' Class A Common Stock and Class B Common Stock then outstanding was converted into 60,937.50 shares of such common stock.

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

Reclassification of amounts. Certain amounts for 1999 have been reclassified to reflect comparability with account classifications for 2000.

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

Company Initiatives/Reorganization. On December 30, 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The rationalization is expected to result in an approximate 20% reduction in manufacturing space. In the fourth quarter of 1999 the Company recognized a reorganization charge of $6,100 representing the Company's rationalization plan and included employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The major undertakings of the rationalization plan are expected to be completed during the fourth quarter of 2000.

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

As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio and the minimum net worth covenants, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and Enterprise Resource Planning ("ERP") system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25,000 or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16,500 for the period of March 1, 2000 through July 15, 2000,
(iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27,000 from $25,000 and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter, (vi) limits capital expenditures to $2,000 for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153,000 at June 30, 2000. The Company paid fees of $798 in conjunction with the Credit Facility amendment and will amortize such fees over the remaining life of the Credit Facility (March 2000 through August 2001).

Subsequent to January 1, 2000, a major stockholder of Holdings purchased approximately 80% of the 10 7/8% Senior Subordinated Notes in the secondary market.

Prior to the amendment discussed in the preceding paragraph and as a result of the covenant violations described above, the Company was not allowed to make the required interest payment of approximately $4,000 due on February 1, 2000 to the holders of the Company's $75,000 10 7/8% Senior Subordinated Notes due 2007. As a condition of the aforementioned amendment, the Company obtained consent from substantially all of the note holders to accept the February 1, 2000 interest payment in the form of new notes with a maturity date of January 15, 2005, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company was deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment.

The Company did not make the required interest payment of approximately $4,000 due on August 1, 2000 to the holders of the Company's $75,000 Senior Subordinated Notes due 2007. The Company is currently engaged in discussions with the note holders of the 10 7/8% Senior Subordinated Notes regarding a restructure and conversion of such notes to non-cash interest bearing securities or equity.

However, no assurance can be given that such restructuring or conversion will take place. If the Company is unable to implement such restructuring or conversion or to cure the default under the 10 7/8% Senior Subordinated Notes, then it would have a material adverse effect on the Company.

As a result of insufficient second quarter 2000 earnings, the Company is in default of covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended July 1, 2000. In addition, the Company is in default of the total debt covenant at July 1, 2000. The Company is in discussion with its senior lenders to obtain waivers for the above noted covenant violations. However, no assurance can be given that the Company will be able to obtain such waivers. If the Company is unable to obtain such waivers, it would have a material adverse effect on the Company.

As a result of the above, the outstanding balances of the Credit Facility and Senior Subordinated Notes are classified as current liabilities on the consolidated balance sheet as of July 1, 2000 based on the covenant violations and/or cross default provision. If waivers or amendments had been obtained, $48,750 of the Credit Facility and $79,078 of the Senior Subordinated Notes would have been classified as long term liabilities on the consolidated balance sheet as of July 1, 2000.

2. Recently Issued Pronouncements

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements. Companies may adopt a change in accounting principle to comply with the SAB no later than the fourth quarter of the fiscal year beginning after December 15, 1999. The financial statement impact , if any, of adopting SAB 101 has yet to be determined by the Company's management.

3. Inventories

Inventories consist of the following:


                                                    July 1,            January 1,
                                                     2000                2000
                                                --------------      --------------
Raw materials                                          $14,079             $17,858
Work-in-process                                          3,499               1,792
Finished goods                                          29,321              23,922
LIFO reserve                                             1,443               1,443
                                                --------------      --------------
                                                       $48,342             $45,015
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

4. Property, Plant and Equipment


Property, plant and equipment consisted of the following:

                                                             July 1,           January 1,
                                                               2000               2000
                                                             ----------        ----------
Land and buildings                                            $16,279            $16,244
Machinery and equipment                                        42,710             42,601
Furniture and fixtures                                          4,650              3,729
Leasehold improvements                                          1,504              1,504
                                                     ----------------   ----------------
                                                               65,143             64,078
Less: accumulated depreciation and amortization                24,908             21,771
                                                     ----------------   ----------------
                                                              $40,235             42,307
                                                     ================   ================


5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

                                                                      July 1,              January 1,
                                                                       2000                   2000
                                                               -------------------    -------------------
Accrued compensation and benefits                                          $ 1,516                $   632
Accrued reorganization costs                                                 5,251                  5,932
Accrued sales programs                                                       5,452                  2,538
Accrued interest                                                             1,644                    348
Other accrued expenses                                                       2,112                  1,106
                                                               -------------------    -------------------
                                                                           $15,975                $10,556
                                                               ===================    ===================


6. Long-Term Debt

Long-term debt consist of the following:

                                                            July 1,         January 1,
                                                             2000             2000
                                                     ----------------   ----------------
Credit Facility:
    Revolver                                                 $ 74,124           $ 41,500
    Term Loan                                                  29,500             30,750
Senior Subordinated Notes, due 2007                            75,000             75,000
Senior Subordinated Notes, due 2005                             4.078                 --
Industrial development revenue bonds                            6,300              6,700
Equipment notes payable                                         1,028              1,937
Capital lease obligations                                       6,847              7,282
                                                     ----------------   ----------------
                                                              196,877            163,169
Less:  current portion                                        185,027             22,240
                                                     ----------------   ----------------
                                                             $ 11,850           $140,929
                                                     ================   ================

In conjunction with the acquisition of Stuart Hall on August 20, 1998, the Company entered into a $135,000 Credit Facility ("Credit Facility") with Bank of America, which expires on August 20, 2001. The Credit Facility includes a $100,000 revolver and a $35,000 term loan. The $35,000 term loan has aggregate maturities as follows: 1998 $750; 1999 $3,500; 2000 $5,500; 2001 $25,250. The
$100,000 revolver portion of the Credit Facility provides for advances based upon a borrowing base comprised of specified percentages of eligible accounts receivable and inventory. During March 1, 2000 through July 15, 2000 the borrowing base includes an overadvance of up to $16,500. The interest rate per annum applicable to the Credit Facility is the prime rate, as announced by the Bank plus 1.75% or at the Company's option, the Eurodollar rate plus 3.5%. During an overadvance period the interest rate is increased by 0.50%. The Company is required to pay a commitment fee of 0.65% on the unused portion of the $100,000 revolver. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios relating to cash flow (fixed charge coverage ratio, minimum EBITDA threshold and capital expenditure limit), annually reduce the principal balance of the revolver to $27,000 for thirty consecutive days during the period between October 15 and January 15, limit total debt, as defined in the agreement, to $153,000 at June 30, 2000 and restrict the amount of dividends that can be paid during the year. Except as noted below, all assets of the company are pledged as collateral for balances owing under the Credit Facility. See Note 1 for discussion of covenant violations.

The 10 7/8% Senior Subordinated Notes are due in 2007. The Indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness. During November 1997, the Company entered into a swap agreement, which expires February, 2002, to swap its fixed rate of payment on $75,000 of the 10 7/8% Senior Subordinated Notes for a floating rate payment. The floating rate is based upon a basket of the LIBORS of three countries plus a spread, and is capped at 12.5%. The interest rate resets every six months and at July 1, 2000, the Company's effective interest rate under the swap agreement was 10.879%. The Company can terminate the transaction on any interest reset date at the then current fair
                                       9
market value of the swap instrument. A 1.0% change in the effective interest rate would result in a $700 change in interest expense. See Note 1 for discussion of covenant violations.

As a condition of the March 13, 2000 amendment to the Credit Facility, the Company obtained consent from substantially all of the note holders of the $75,000 10 7/8% Senior Subordinated Notes, to accept the February 1, 2000 interest payment in the form of new notes with a maturity date of January 15, 2005, in aggregate principal amount substantially equal to such interest payment, in lieu of a cash payment. As a result, the Company was deemed to have made the cash interest payment and simultaneously issued new notes to existing note holders in exchange for such cash payment. See Note 1 for discussion of covenant violations.

The industrial development revenue bonds represent 20-year tax-exempt bonds issued through the Town of Front Royal and the County of Warren, Virginia on April 1, 1995. Interest is paid monthly, and is calculated using a floating rate determined every 7 days with reference to a tax-exempt bond index (4.85% as of July 1, 2000 plus a bank letter of credit fee of 4.00%). The industrial development revenue bonds are subject to a mandatory sinking fund redemption, which commenced April 1, 1998, under which Pen-Tab is required to make 17 annual installments of $400, with a final installment of $700, due in 2015. Repayment is collateralized by a bank standby letter of credit in the amount of $6,385 and a first security interest in Pen-Tab's land and buildings in Front Royal, Virginia. The bonds may be redeemed at the option of Pen-Tab, in whole or in part, on any interest payment date.

The Company has a series of equipment notes payable with CIT Group/Equipment Financing Inc. The notes bear interest at various fixed amounts from 8.95% to 10.85% and mature at various dates through 2001. The aggregate maturities are as follows: 2000 $986; 2001 $902.

As a result of the covenant and/or cross default violations described in detail in Note 1, the outstanding balances of the Credit Facility and Senior Subordinated Notes have been classified as current obligations on the consolidated balance sheet as of July 1, 2000. If waivers or amendments had been obtained, $48,750 of the Credit Facility and $79,078 of the Senior Subordinated Notes would have been classified as long term liabilities on the consolidated balance sheet as of July 1, 2000.

7. Changes in Estimates

As of January 1, 2000, management used its best estimate to establish reserves for sales allowances incurred and liabilities for earned customer programs totaling $6,094. During the six months ended July 1, 2000, actual sales allowance and program credits issued relating to periods prior to January 2, 2000, exceeded the $6,094 by approximately $2,000; which is shown as a reduction in net sales on the consolidated statement of operations for the six months ended July 1, 2000.

In addition, management underestimated certain other liabilities relating to inventory, as of January 1, 2000, by approximately $370, which is shown as an increase in cost of goods sold and a decrease in gross profit on the consolidated statement of operations for the six months ended July 1, 2000.

8. Segment Information

The Company operates in two business segments consisting of school, home and office products, and vinyl packaging products. The following table provides certain financial data regarding these two segments.


                                                            School, Home                    Vinyl
                                                             And Office                    Packaging
                                                              Products                     Products                      Total
                                                           -------------                --------------                ------------
Six months ended July 1, 2000
Net sales (external customers)                                  $ 86,110                        $4,373                    $ 90,483
Operating earnings (loss)                                          4,476                          (390)                      4,086
Interest income (expense), net                                     9,947                            (3)                      9,944
Identifiable assets                                              227,309                         3,150                     230,459
Depreciation and amortization                                      4,559                           152                       4,711
Capital expenditures                                                 969                            96                       1,065

Six months ended July 3, 1999
Net sales (external customers)                                  $ 82,706                        $4,201                    $ 86,907
Operating earnings (loss)                                         14,461                          (183)                     14,278
Interest income (expense), net                                     8,271                            (2)                      8,269
Identifiable assets                                              228,208                         3,814                     232,022
Depreciation and amortization                                      4,148                           121                       4,269
Capital expenditures                                               1,596                           278                       1,874

For the purposes of the segment information provided above, operating earnings are defined as net sales less related cost of goods sold, selling, general and administration expenses and amortization of goodwill. Inter-segment sales are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended July 1, 2000 increased by $4.9 million or 8.6% to $61.6 million from $56.7 million for the quarter ended July 3, 1999. Net sales for the six months ended July 1, 2000 increased by $3.4 million or 4.1% to $86.1 million from $82.7 million for the six months ended July 3, 1999. The increase in net sales for the quarter and six months ended July 1, 2000 was due to price increases in paper based products partially offset by price decreases in non-paper related products and by additional sales allowances and program credits totaling approximately $2.0 million that related to the fiscal 2000 sales that negatively impacted the quarter and six months ended July 1, 2000.

Gross profit for the quarter ended July 1, 2000 decreased $5.0 million or 22.9% to $16.5 million from $21.5 million for the quarter ended July 3, 1999. Gross profit for the six months ended July 1, 2000 decreased $8.1 million or 28.5% to $20.4 million from $28.5 million for the six months ended July 3, 1999. The decrease in the gross profit percentage for the quarter and six months ended July 1, 2000 is principally attributable to: (i) the Company experienced gross profit percentage erosion in "Back to School" basic commodity paper products and "Back to School" nylon/softside value added products. Direct foreign import sourcing by major retailers of both basic commodity paper products and nylon/softside value added products and foreign competition in general were major factors impacting the gross profit percentage erosion of these product categories. In addition, nylon/softside products selling prices continue to be driven down by the major retailers' direct import activities and their efforts to keep retail price points low, as well as the maturation of the product category. (ii) An unfavorable shift in product mix. For the six months ended July 1, 2000, differentiated higher margin product sales represented approximately 52% of sales as compared to approximately 54% for the six months ended July 3, 1999. (iii) Lower recovery, by approximately $1.0 million, on close out sales during the first six months of 2000 versus the first six months of 1999. (iv) Additional sales allowances and program credits totaling approximately $2.0 million that related to fiscal 1999 sales that negatively impacted the quarter and six months ended July 1, 2000, (see Note 7). (v) Certain costs related to inventory of approximately $370, which pertained to the year ended January 1, 2000, increased cost of goods sold and decreased gross profit for the six months ended July 1, 2000, (see Note 7).

SG&A expenses for the quarter ended July 1, 2000 increased $1.9 million to $9.1 million or 14.8% of net sales from $7.2 million or 12.7% of net sales for the quarter ended July 3, 1999. SG&A expenses for the six months ended July 1, 2000 increased $1.9 million to $15.0 million or 17.4% of net sales from $13.1 million or 15.8% of net sales for the six months ended July 3, 1999. The increase is due, in part, to an increased level of spending within the sales, marketing and distribution areas, necessary to support current and future product and customer demands. In addition, personnel and other related spending increased in the information technology areas, which is necessary in order to keep pace with the demands of information technology related to the customers and markets in which the Company competes.

Amortization of goodwill for the quarter and six months ended July 1, 2000 remained flat at $0.5 and $0.9 million, respectively from the quarter and six months ended July 3, 1999.

Interest expense for the quarter ended July 1, 2000 increased by $0.8 million to $5.5 million from $4.7 million for the quarter ended July 3, 1999. Interest expense for the six months ended July 1, 2000 increased by $1.6 million to $9.9 million from $8.3 million for the six months ended July 3, 1999. The increase is primarily due to the increase in interest rates on the revolver and term loan associated with the March 13, 2000 amendment to the Credit Facility, and increases to LIBOR and the prime rate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended July 1, 2000 is $27.9 million as compared to $38.4 million for the six months ended July 3, 1999. The decrease in cash used is related primarily to inventory reduction activities implemented during 2000.

Net cash used in investing activities for the six months ended July 1, 2000 and July 3, 1999 is $1.9 million.

Net cash provided by financing activities for the six months ended July 1, 2000 is $29.6 million compared to $40.3 million for the six months ended July 3, 1999. The decrease in cash provided is primarily due to lower borrowings on the revolver for the six months ended July 1, 2000.

Company Initiatives/Reorganization. Under the leadership of Marc English, the Company performed a review of all operations with the goals of increasing market share, streamlining operations, reducing debt and increasing profitability.

On December 30, 1999, the Company approved a plan to rationalize its manufacturing operations. The plan includes a plant consolidation, equipment moves, plant/product changes, and warehouse consolidation. The rationalization is expected to result in an approximate 20% reduction in manufacturing space. In the fourth qurter of 1999 the Company recognized a reorganization charge of $6,100 representing the Company's rationalization plan and included employee termination costs, including benefits, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The major undertakings of the rationalization plan are expected to be completed during the fourth quarter of 2000. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $3,000.

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

As a result of insufficient fourth quarter 1999 earnings, the Company was in default of the fixed charge coverage ratio covenant and the minimum net worth covenant, as defined in the agreement, at and for the twelve months ended January 1, 2000. In addition, due to the earnings shortfall and Enterprise Resource Planning ("ERP") system implementation issues which led to higher than expected inventories and accounts receivable collection delays, the Company was in default of the annual revolver clean up provision. The clean up provision requires the Company, for a period of not less than thirty days between September 30 and November 15, to reduce the outstanding balance on the revolver to $25 million or less. The Company was also in default of the borrowing base formula, as defined in the agreement, whereby the balance outstanding on the revolver was in excess of the borrowing base formula computed amount. On March 13, 2000, the Company amended its credit facility. The amendment (i) waived the defaults, (ii) revised the borrowing base definition to provide for an over advance of up to $16.5 million for the period of March 1, 2000 through July 15, 2000, (iii) increased the interest rate by 0.875% plus another 0.50% during the over advance period, (iv) revised the annual clean up provision amount to $27 million from $25 million and revised the clean up period to be between October 15 and January 15 from between September 30 and November 15, (v) revised the fixed charge coverage ratio to 1.00:1 (from 1.50:1) for the twelve month periods ended March 31, 2000 and June 30, 2000 and to 1.50:1 (from 1.75:1) thereafter, (vi) limits capital expenditures to $2 million for fiscal 2000 and (vii) requires total debt, as defined in the agreement, not to exceed $153 million at June 30, 2000. The Company paid fees of $0.8 million in conjunction with the Credit Facility amendment and will amortize such fees over the remaining life of the Credit Facility (March 2000 through August 2001).

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

The Company did not make the required interest payment of approximately $4 million due on August 1, 2000 to the holders of the Company's $75 million Senior Subordinated Notes due 2007. The Company is currently engaged in discussions with the note holders of the 10.875% Senior Subordinated Notes regarding a restructure and conversion of such notes to non-cash interest bearing securities or equity. However, no assurance can be given that such restructuring or conversion will take place. If the Company is unable to implement such restructuring or conversion or to cure the default under the 10.875% Senior Subordinated Notes, then it would have a material adverse effect on the Company.

As a result of insufficient second quarter 2000 earnings, the Company is in default of covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges, as defined in the agreement) and cash interest and principal payments (fixed charge coverage ratio) for the twelve months ended July 1, 2000. In addition, the Company is in default of the total debt covenant at July 1, 2000. The Company is in discussions with its senior lenders to obtain waivers for the above noted covenant violations. However, no assurance can be given that the Company will be able to obtain such waivers. If the Company is unable to obtain such waivers, it would have a material adverse effect on the Company.

As a result of the covenant and/or cross default violations described in detail in Note 1, the outstanding balances of the Credit Facility and Senior Subordinated Notes have been classified as current obligations on the consolidated balance sheet as of July 1, 2000. If waivers or amendments had been obtained, $48,750 of the Credit Facility and $79,078 of the Senior Subordinated Notes would have been classified as long term liabilities on the consolidated balance sheet as of July 1, 2000.

The Company's ability to fund near term anticipated capital expenditures and working capital requirements is contingent upon obtaining the waivers for the above noted covenant violations. HOwever, no assurance can be given that the Company will be able to obtain such waivers. If the Company was unable to obtain such waivers, it would have a material adverse effect on the Company. The Company's ability to meet its long-term debt obligations will be dependant on the Company executing its business plan, which will be subject to general economic conditions and other factors, some of which may be beyond the Company's control. The majority of the debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is impacted by changes in interest rates, certain commodity prices, namely paper and global competition. The Company attempts to mitigate these risks by distinguishing itself from offshore competition by providing innovative, value-added products, customer specific programs and licensed product lines. The Company does not currently hold or issue derivative instruments for trading or hedging purposes related to commodity price fluctuations.

The Company has market risk related to interest rate exposure on its Credit Facility and swap agreement. Interest rate swaps may be used to adjust interest rate exposure when appropriate.

Based on the Company's overall commodity price and interest rate exposure at July 1, 2000, management believes that a short-term change in any of the exposures will not have a material effect on the consolidated financial statements of the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults upon Senior Securities

        The Company is in default under its Credit Facility and its 10 7/8% Senior Subordinated Notes. See Note 1 to the unaudited financial statements included herein.

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

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended July 1, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pen-Tab Industries, Inc.
                                        (Registrant)

Date                                    By: /s/ William Leary
----                                    ---------------------
August 23, 2000                                 William Leary
                                        Vice President, Chief Financial
                                        and Administrative Officer
                                        (principal financial officer and
                                        accounting officer)